Form 10QSB
period 2006-06-30
NEDAK ETHANOL, LLC
filed 2006-08-18
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal quarter ended June 30, 2006

                                       OR

        Transition report under Section 13 or 15(d) of the Exchange Act.
          For the transition period from____________to_______________.

                        Commission file number 333-130343

                               NEDAK ETHANOL, LLC
        (Exact name of small business issuer as specified in its charter)

             Nebraska
 (State or other jurisdiction of                      20--0568230
  incorporation or organization)          (I.R.S. Employer Identification No.)

          87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska 68713
                    (Address of principal executive offices)

                                 (402) 925-5570
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       As of August 8, 2006 there were 3958 Membership Units outstanding.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           Page

Item 1. Financial Statements                                                 2

Item 2. Management's Discussion and Analysis and Plan of Operations          14

Item 3. Controls and Procedures                                              20

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3. Defaults Upon Senior Securities                                      22

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 5. Other Information                                                    22

Item 6. Exhibits                                                             22

SIGNATURES

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                                  Balance Sheet

      ----------------------------------------------------------------------
                                                                  June 30,
       ASSETS                                                       2006
      ----------------------------------------------------------------------
                                                                (Unaudited)
      CURRENT ASSETS
        Cash                                                    $   561,858
        Prepaid and other                                            15,313
                                                               -------------
          Total current assets                                      577,171

      PROPERTY AND EQUIPMENT
        Land                                                        367,103
        Office equipment                                             10,665
                                                               -------------
                                                                    377,768
        Less accumulated depreciation                                  (306)
                                                               -------------
          Net property and equipment                                377,462

      OTHER ASSETS
        Deferred offering costs                                     326,412
        Debt issuance costs                                         216,667
                                                               -------------
          Total other assets                                        543,079
                                                               -------------

          TOTAL ASSETS                                          $ 1,497,712
                                                               =============

      ----------------------------------------------------------------------
      LIABILITIES AND EQUITY
      ----------------------------------------------------------------------

      CURRENT LIABILITIES
        Accounts payable                                          $ 139,313
        Accrued interest and other                                    5,990
        Note payable - land                                         143,600
                                                               -------------
          Total current liabilities                                 288,903

      NOTES PAYABLE - MEMBERS                                        15,000

      COMMITMENTS AND CONTINGENCIES

      MEMBERS' EQUITY
        Member contributions, 435 units outstanding               2,315,000
        Deficit accumulated during development stage             (1,121,191)
                                                               -------------
          Total members' equity                                   1,193,809
                                                               -------------

          TOTAL LIABILITIES AND MEMBERS' EQUITY                 $ 1,497,712
                                                               =============

  Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Statement of Operations

------------------------------------------------------------------------------
                                               Quarter Ended    Quarter Ended
                                                  June 30,        June 30,
                                                    2006            2005
------------------------------------------------------------------------------
                                                (Unaudited)      (Unaudited)

REVENUES                                        $        -      $        -

OPERATING EXPENSES
  Professional fees                                 54,679          65,681
  Project coordinator                               30,175          15,227
  Organizational                                         -          19,338
  Contract labor                                     7,451             824
  General and administrative                       259,272           1,804
                                             --------------   -------------
    Total                                          351,577         102,874
                                             --------------   -------------

OPERATING LOSS                                    (351,577)       (102,874)

OTHER INCOME (EXPENSE)
  Interest expense                                 (96,116)           (372)
                                             --------------   -------------
    Total                                          (96,116)           (372)
                                             --------------   -------------

NET LOSS                                        $ (447,693)     $ (103,246)
                                             ==============   =============
WEIGHTED AVERAGE UNITS
OUTSTANDING                                            421              80
                                             ==============   =============

NET LOSS PER UNIT                               $   (1,063)     $    (1,291)
                                             ==============   =============

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Statement of Operations

-------------------------------------------------------------------------------
                                 Six Months     Six Months     From Inception
                                    Ended          Ended     (December 15, 2003)
                                June 30, 2006  June 30, 2005  to June 30, 2006
-------------------------------------------------------------------------------
                                 (Unaudited)    (Unaudited)      (Unaudited)

REVENUES                         $        -     $        -     $          -

OPERATING EXPENSES
  Professional fees                 100,328         97,347          573,995
  Project coordinator                43,580         35,739          146,705
  Organizational                          -         22,338           26,313
  Contract labor                     13,157            824           18,780
  General and administrative        283,360          5,862          297,420
                               -------------  -------------   --------------
    Total                           440,425        162,110        1,063,213
                               -------------  -------------   --------------

OPERATING LOSS                     (440,425)      (162,110)      (1,063,213)

OTHER INCOME (EXPENSE)
  Grant income                            -              -           38,500
  Other income                            -              -            2,000
  Interest expense                  (97,185)          (372)         (98,478)
                               -------------  -------------   --------------
    Total                           (97,185)          (372)         (57,978)
                               -------------  -------------   --------------

NET LOSS                         $ (537,610)    $ (162,482)    $ (1,121,191)
                               =============  =============   ==============
WEIGHTED AVERAGE UNITS
OUTSTANDING                             353             53              107
                               =============  =============   ==============

NET LOSS PER UNIT                $   (1,523)    $   (3,066)    $    (10,478)
                               =============  =============   ==============


Notes to Financial Statements are an integral part of this Statement.


                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Statement of Cash Flows

-----------------------------------------------------------------------------------------------
                                                  Six Months    Six Months           From
                                                    Ended         Ended           Inception
                                                   June 30,      June 30,    (December 15, 2003)
                                                     2006          2005       to June 30, 2006
------------------------------------------------------------------------------------------------
                                                 (Unaudited)    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (537,610)   $ (162,482)   $ (1,121,191)
  Adjustments to reconcile net loss to
  net cash from operations:
    Depreciation                                        306             -             306
    Grant income                                          -             -         (38,500)
    Interest for line of credit guarantee            93,333             -          93,333
    Change in assets and liabilities
      Prepaid and other                                 139             -         (15,313)
      Accounts payable                               12,192        49,042          40,569
      Accrued interest and other                      4,749             -           5,990
                                                 -----------  ------------  --------------
        Net cash used in operating activities      (426,891)     (113,440)     (1,034,806)

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits                                                -        (5,000)         (5,000)
  Payments for purchase of land                    (218,503)            -        (218,503)
  Capital expenditures                              (10,665)            -         (10,665)
                                                 -----------  ------------  --------------
        Net cash used in investing activities      (229,168)       (5,000)       (234,168)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from grants                                    -             -          38,500
  Proceeds from short term bank note                      -             -          38,500
  Payments on short term bank note                        -             -         (38,500)
  Proceeds from notes payable to members                  -             -          15,000
  Payments for debt issuance costs                  (30,000)                      (30,000)
  Member contributions                              750,000       405,000       2,035,000
  Payments for deferred offering costs             (187,211)       (8,533)       (227,668)
                                                 -----------  ------------  --------------
        Net cash provided by financing
        activities                                  532,789       396,467       1,830,832
                                                 -----------  ------------  --------------

NET INCREASE (DECREASE) IN CASH                    (123,270)      278,027         561,858

CASH - BEGINNING OF PERIOD                          685,128        71,424               -
                                                 -----------  ------------  --------------

CASH - END OF PERIOD                             $  561,858    $  349,451    $    561,858
                                                 ===========  ============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
    INVESTING AND FINANCING ACTIVITIES

Deferred offering costs included
in accounts payable                              $   98,744    $    4,587        $ 98,744
                                                ============  ============  ==============
Deposit applied to land purchase                 $    5,000    $        -         $ 5,000
                                                ============  ============  ==============
Land acquired through the issuance
of note payable                                  $  143,600    $        -       $ 143,600
                                                ============  ============  ==============
Units issued for line of credit guarantee        $  280,000    $        -       $ 280,000
                                                ============  ============  ==============

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2005, contained in the Company's initial filing Form SB-2 Registration Statement.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

NATURE OF BUSINESS

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million gallon annual production ethanol plant near Atkinson, Nebraska. As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.

FISCAL REPORTING PERIOD

The Company has adopted a year ending December 31 for reporting financial operations.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

CASH

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

DEBT ISSUANCE COSTS

Debt issuance costs are being amortized over the term of the related debt by use of the effective interest method.

DEFERRED OFFERING COSTS

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and accounts payable approximates fair value. It is not currently practicable to estimate the fair value of the notes payable since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm's length, as discussed in Note 4, there was no readily determinable similar instrument on which to base an estimate of fair value.

INCOME TAXES

Nedak Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

2.  DEVELOPMENT STAGE ENTERPRISE

The Company was formed on December 15, 2003 to have a perpetual life. The Company was initially capitalized by members who contributed an aggregate of $75,000 for 15 membership units. From February 2005 to November 2005, the Company issued an additional 242 units at $5,000 per unit for an additional $1,210,000. In March 2006, the Company issued an additional 150 units for an additional $750,000. The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $90,000,000, net of anticipated sales tax refunds and rebates. The Company anticipates funding the development of the ethanol plant by raising additional equity of at least $35,000,000 and securing financing for up to $50,000,000. The amount of debt financing needed depends on the amount of equity raised in the Offering.

Income and losses are allocated to all members based upon their respective percentage of units held. See Note 3 for further discussion of members' equity.

3.  MEMBERS' EQUITY

The Company has prepared a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Offering is for a minimum of 3,500 and up to 6,000 membership units for sale at $10,000 per unit with a minimum of 3 units per investor with a minimum of $35 million and a maximum of $60 million and was declared effective on June 15, 2006. As of June 30, 2006, the Company had received subscriptions for $5,390,000. The Company raised approximately $35,230,000 (3,523 units), an amount in excess of the required minimum as specified in the Offering and secured a written debt financing commitment, enabling the Company to break escrow on August 7, 2006.

4.  NOTES PAYABLE

NOTE PAYABLE TO MEMBERS

In May 2004, each of the initial 15 members loaned the Company $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at 5% per annum and are due along with interest on April 8, 2009. If the Company fails to pay any payment on the payment date, such payment shall bear interest at the rate of 9% per annum until the date of the payment. Accrued interest at June 30, 2006 was approximately $1,600.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

NOTE PAYABLE FOR LAND

In March 2006, the Company entered into a promissory note for $143,600 secured by deeds of trust to purchase land under option as noted below. The loan will incur interest at the rate of 7.25% per annum and will be due and payable in one lump sum payment on November 1, 2006. In the event that the payment is not made when due, the unpaid amount shall bear interest at the rate of 16% per annum from the due date until paid. Accrued interest at June 30, 2006 was approximately $3,500.

LINE OF CREDIT

In March 2006, the Company entered into a line of credit agreement in favor of its natural gas transporter to reserve pipeline space. The Company may draw up to $150,000 until maturity in March 2007, subsequently changed to April 2007. Interest is payable upon the lender's demand or in April 2007 at a rate of 16.0%. The agreement is secured by the personal guarantees of each of the fourteen board members. As of June 30, 2006, there were no borrowings outstanding on the line of credit.

In May 2006, in exchange for guaranteeing the line of credit agreement, each board member was issued 2 additional units at $10,000 per unit for a total of 28 units. The fair value of these units in the amount of $280,000 was recorded as a debt discount at May 15, 2006 and will be amortized to interest expense over the term of the line of credit. The additional interest expense related to this amortization was $93,333 for the quarter ending June 30, 2006.

5.  LEASES

In April 2006, the Company entered into a one year lease agreement for a temporary office building for $925 per month. The Company is also to pay approximately $10,500 for setup and take down expenses.

6.  LAND

In March 2005, the Company entered into a contract to have the option to purchase approximately 72 acres of land in Holt County Nebraska, for $2,500 per acre. The Company paid $5,000 to an unrelated party for this option. The initial option shall remain in effect for 24 months from the date of the option contract. In March 2006, the Company purchased the property for $179,500. The Company entered into a promissory note of $143,600 with the seller of the land.

In March 2006, the Company purchased approximately 1 acre of land for $10,000 in order to expand the road for the ethanol plant.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

In April 2006, the Company purchased two acreages of land in Holt County Nebraska. The Company purchased approximately 4 and 11 acres for $40,000 and $135,000 respectively to be used for the rail transfer facility.

7.  TAX INCREMENT FINANCING

The Company received notification that the City of Atkinson has indicated its nonbinding intention to issue between $5,000,000 and $8,000,000 in tax increment financing notes to assist with costs related to certain infrastructure improvements such as land costs, site preparation costs, utility extensions and installations, roadways and pollution control equipment.

8.  COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACTS

In March 2005, the Company entered into a consulting agreement with an unrelated party for project development for $100,000 plus reimbursable expenses, payable in three equal payments. The first payment was made after the signing of the agreement. The second payment was made 30 days thereafter, and the final payment was made when the business plan was delivered to the Company. The agreement also grants to the project developer the irrevocable and exclusive right to construct the plant at the same construction cost and based on the same or equivalent technical specifications as any qualified third-party bona fide fixed price offer received by the Company for the design and/or construction of the plant. The agreement shall continue until the parties enter into a contract to design-build the project or is terminated by either party with thirty day written notice.

In March 2005, the Company entered into an agreement with an unrelated party to provide engineering, consulting and related services for an estimated $42,000 which includes expenses. The Company is required under the agreement to deposit the estimated amount into an escrow account. The consultant will submit its monthly invoices to the escrow agent for payment. The agreement may be terminated by either party upon a seven day written notice. In March 2006, the Company entered into an agreement for continued services for an additional estimated $16,000. As of June 30, 2006, the Company has incurred approximately $43,000 dollars for these services.

In November 2005, the Company entered into an agreement with an unrelated party to prepare plans, specifications and applications for the construction of an access road. The Company will pay $9,000 for these services. In April 2006, the agreement was amended to include additional services of $1,500 for a total price of $10,500. As of June 30, 2006, the Company has incurred $9,750 for these services with $750 included in accounts payable. The Company has also entered into additional agreements with this party for surveying, staking services, and on site wastewater treatment system design for approximately $23,100. As of June 30, 2006, the Company has incurred approximately $32,500 with approximately $4,700 included in accounts payable.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

In November 2005, the Company entered into an agreement with their project developer to provide site-specific engineering work related to the construction of the ethanol plant and for the development of a complete design/build contract. The Company will pay approximately $600,000 for these services. Upon entering into this agreement, the Company paid $300,000. Two-thirds of the remaining will be paid over a period of approximately sixty days, with the balance due ten days after the deliverance of a draft of a design/build contract. In addition to giving the project developer an irrevocable right to construct the plant, as noted earlier, this agreement provides for a 5% fee, of another developer's contract, if the Company chooses to hire a different developer. See Note 9.

In March 2006, the Company entered into an agreement with an unrelated party to provide project management services. The Company will pay an hourly rate not to exceed $8,000 per month without prior approval by the Company along with reasonable out-of-pocket expenses. The agreement is in effect until terminated by either party providing thirty days written notice.

In March 2006, the Company entered into an agreement with a related party, the President of the Company, to be the General Manager and to provide general oversight of all aspects of the project beginning. The Company will pay $130,000 per year plus reimbursement of travel expenses and insurance. If the project is terminated by a 30 day notice, the Company will provide a three-month severance package.

In March 2006, the Company entered into an agreement with a company to provide staffing services from time to time. The Company will pay a fee equal to 25% of the first year annual salary with the minimum fee to be $10,000. The agreement commences on the day the agreement was signed and continue for one year and thereafter continue on a month to month basis.

BANK LETTER OF INTENT

In May 2006, the Company entered into a written letter of intent with a lender for up to $50 million in debt financing. The letter of intent provides for a floating interest rate of 3.4% over the 30 day LIBOR. The letter of intent shall be in effect until expressly terminated by either party, or until the execution of an agreement between the parties, but not later than July 1, 2007, unless extended in writing by the lender. In June 2006, the Company received a proposal letter outlining the terms of the construction/term loan and revolving line of credit for the lesser of $46,250,000 or 50% of the total projected project costs to build a 44 million gallon ethanol plant. The proposal requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures. The Company has paid $30,000 in debt financing costs and is obligated to pay approximately an additional $548,000. See Note 9.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

MARKETING

The Company has entered into letters of intent with two key feedlots in the State of Nebraska for the purchase and marketing of the Company's wet distiller grains and an ethanol marketer to market the plant's entire ethanol output. The Company is currently negotiating the terms of the final agreement.

RAILROAD

The Company has entered into a letter of intent with a local railway to develop a rail transportation plan. The railway company has also agreed to grant the Company part of their right of way to allow them to build a track structure to handle ethanol cars. The Company is currently negotiating the terms of the final agreement.

UTILITY CONTRACTS

In March 2006, the Company entered into an agreement with a natural gas provider for the procurement, purchase and management of natural gas transportation and supply. The Company will pay for the natural gas based on actual consumption along with a monthly management fee of $0.07 per MMBtu delivered. The agreement is for a two year period beginning February 2006 and will automatically renew for additional two-year terms unless terminated by either party giving 60 days written notice to the other party.

In May 2006, the Company entered into an agreement, secured by the Company's line of credit as disclosed in Note 4, with a natural gas transporter for the transportation of natural gas. The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 2450 Dth per day. The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

9.  SUBSEQUENT EVENTS

CONSTRUCTION CONTRACT

In August 2006, the Company signed an engineering, procurement and construction services fixed price contract of $61,800,000 with the company described in Note
8. In addition, the Company will pay approximately $10,600,000 for variable items subject to change based on the difference between the base June 2006 surcharge ($0.7098) and the December 2006 surcharge for 304 stainless steel published by Brigtontruedge.com. The Company paid $8,000,000, under this agreement, for equipment deposits. Either party may terminate the contract for cause, as specified in the agreement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2006
                                   (Unaudited)

CONDITIONAL LOAN COMMITMENT

In August 2006, the Company entered into a conditional loan commitment with the lender discussed in Note 8 for a $46,250,000 multiple advance construction loan. Upon completion of the plant, the construction loan will convert to a 10 year term loan, of which a portion may be further converted to a $10,000,000 revolving term loan. The initial construction loan provides for a variable interest rate of 3.4% over the 30 day LIBOR. The closing for the loan shall be no later than September 30, 2006 unless otherwise agreed by Lender and Borrower. The commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.

Item 2. Management's Plan of Operations

Forward Looking Statements

        This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons.

        Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Plan of Operations

        We are a start-up limited liability company, which was formed for the purpose of building a plant to produce ethanol and animal feed products on a site located near Atkinson, Nebraska. Our plant is expected to consume approximately 16 to 18 million bushels of locally grown corn annually, and produce approximately 44 million gallons of denatured fuel-grade ethanol and approximately 290,000 tons of distillers grains for cattle feed annually. Our 72-acre plant site lies southeast of Atkinson in north central Nebraska, and is expected to have adequate access to both truck and rail transportation. We currently estimate that once construction commences, it will take approximately 14 to 16 months to build our ethanol plant.

        In March, 2006, we purchased the site for approximately $180,000, which is equal to $2,500 per acre. We financed the purchase of the site with a promissory note and a portion of the proceeds of a private offering of Membership Units and promissory notes to our Board of Directors. The purpose of the private offering was to raise initial capital to cover formation costs, costs associated with this offering and preliminary engineering and site preparation costs. The private offering was completed in March, 2006 and raised $2,035,000.

        On December 15, 2005 we filed a Registration Statement on Form SB-2 (Registration Number 333-130343) with the Securities and Exchange Commission seeking to register an offering of a minimum of 3,500 Membership Units and a maximum of 6,000 Membership Units at $10,000 per unit. We also sought registration of the Membership Units in the states of Nebraska, Iowa, Colorado, Wyoming, Missouri and South Dakota. Minnesota and Illinois. The registrations were declared effective on June 15, 2006 and we commenced the public offering of the Membership Units in the states indicated. The offering will terminate on or before October 31, 2006. As of the close of business on June 30, 2006 we had received and accepted subscriptions for 539 Membership Units or $5,390,000. On August 7, 2006 we had received subscriptions for 3,523 Membership Units for $35,230,000 and closed the offering with respect to these Membership Units. We will continue the offering until we decide to terminate it or October 31, 2006.

        Assuming we raise between $35 million and $60 million in equity, we will then need approximately $25 to $50 million in debt financing from one or more lenders in order to complete construction of the ethanol plant and commence operations. In this regard, as of August 7, 2006 we entered into a binding commitment letter with Farm Credit Services of Grand Forks, North Dakota ("FCS"), regarding the provision of construction and permanent debt financing for our ethanol plant. The letter of commitment provides the following material terms of our debt financing through FCS.

        o Loan amount: $46,250,000 consisting of a multiple advance construction loan ("Construction Facility") during the construction period and at construction completion, conversion to a permanent 10 year term loan facility ("Term Facility"), a portion of which can be further converted to a $10 million revolving term loan ("Revolving Term Facility"), subject to certain conditions.

        o  Interest rate:

               Construction Facility: a variable rate of 3.4 percent over the 30-day London Interbank Borrowing Rate (LIBOR)

               Term Facility: either a variable rate of 3.4 percent over the 30-day LIBOR or a fixed rate for five years equal to the yield of the 5 year rate with the Federal Home Loan Bank of Des Moines, Iowa, plus 3.40% and then on the fifth (5th) anniversary of the Completion Date, a fixed rate for the next five years equal to the then current yield of the 5-year rate with the Federal Home Loan Bank of Des Moines, Iowa, plus 3.40%.The interest rate applicable to the Term Facility will be reduced by 0.25% per annum at such time as Borrower reaches, and maintains as of the next fiscal year end, 65% owners' equity (based on audited fiscal year end financial statements after reduction for any permitted annual dividend declaration), and by an additional 0.25% per annum at such time as Borrower reaches, and maintains as of the next fiscal year end, 70% owners' equity (based on fiscal year end audited financial statements after reduction for any permitted annual dividend declaration). The interest rate margin will revert to the original rate if owners' equity falls below 65% or 70% at any interim quarterly reporting period. Other interest rate options are available. Certain fixed rates may include prepayment fees.

        o Maturity: The bank will initially provide for up to an 18-month construction loan, which will then convert to a permanent loan repayable over a ten-year period.

        o Collateral: The indebtedness will be collateralized by a first mortgage on our real and personal property on all accounts receivable, the required debt service reserve, inventory, equipment, fixtures, various contracts, general intangibles and related items.

        o Prepayment Premium: No prepayment for three years from completion, then prepayment permitted with a 1% premium during the fourth year and thereafter without premium. An additional prepayment lockout is applicable if the fixed rate option is selected.

        o Minimum Equity Requirement: None - however FCS must be satisfied in its reasonable discretion with the equity and capital. The bank requires that the project be bonded.

        o Debt Service Reserve: $2,400,000 which may be drawn upon by Lender at any time we fail to make any required interest payment or scheduled debt service payment when due, including at any time that net operating income is insufficient to make scheduled debt service payments. Prior to making any distributions or dividend payments to any members, we will be required to promptly replenish any drawing on the debt service reserve. We may elect to satisfy the debt service reserve requirement by applying the anticipated State of Nebraska Sales Tax Rebate (expected to be equal to $2,400,000) against the revolving commitment availability such that the Revolving Term Facility would be reduced by $2,400,000, i.e., from $10,000,000 to $7,600,000.

        o Covenants: In addition to the usual customary covenants, FCS will require us to maintain working capital of at least $5,000,000 at the end of the first fiscal year of operations, which includes the year construction of the Project is completed, and $6,000,000 at the end of the second fiscal year of operations, and thereafter. In calculating working capital, we may include the un-advanced portion of the Revolving Term Facility less the debt service reserve. FCS will also require to maintain at the end of the first fiscal year of operations, which includes the year construction of the Project is completed, and thereafter, a ratio of current assets to current liabilities of not less than 1.20:1.00. We also may include in the current ratio computation the un-advanced portion of the Revolving Term Facility less the debt service reserve. Finally, FCS will require us to have a minimum owner's equity ratio (together with any subordinated debt) defined as owner's equity plus approved subordinated debt divided by total assets expressed as a percent of total assets of 50% at the end of the first fiscal year of operations, which includes the year construction of the Project is completed.

        o Financing Costs: The financing closing costs are estimated to include a 1.25 percent origination fee, documentation fees, and third party expenses, such as title insurance, legal fees, appraisal, survey, USDA feasibility study, and filing fees. The actual total financing costs will vary depending upon the amount of money we borrow and the actual third party expenses incurred.

        In addition, among other items, FCS will require a satisfactory survey and appraisal of the project, a satisfactory environmental audit of the property, title insurance and evidence of acceptable insurance coverage of the plant, and we will be required to provide the bank with annual audited financial statements, tax returns and quarterly interim financial statements. FCS has also indicated that it is interested and willing to work with other banks on the project, and a portion of the indebtedness may be participated out to other banks in the region.

        The letter of commitment from FCS is subject to execution of final loan documents. We intend to close on the financing by September 30, 2006.

        In addition, the City of Atkinson, Nebraska has indicated its nonbinding intention to issue tax increment financing notes (the "TIF Notes"), the proceeds of which will be used to pay for certain infrastructure improvements relating to our plant. The TIF Notes will be an obligation of the City, not of NEDAK. They are retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings. Based upon our valuation and tax assessment estimates, we believe the City will be able to issue between $5 million and $8 million in TIF Notes. The TIF Note proceeds will be used to pay for, or reimburse us for, land costs, site preparation costs, utility extensions and installations, roadways and pollution control equipment. We expect that the TIF Note proceeds will not be received until after our plant is completed. We believe we can complete our plant without any TIF Note proceeds. If we never receive TIF Note proceeds or receive less than we expect to receive, we would however, need to seek working capital financing. We believe we could obtain such financing as our plant would be completed and ready to begin operations. The City's ability to issue and sell TIF Notes depends on factors beyond our control, such as interest rates and purchaser demand for Nebraska municipal securities.

        Our ability to complete the construction of the plant is totally dependent upon our ability to successfully complete the public offering and finalize the debt financing. The actual amount of debt financing we need may be lessened if the maximum amount of $60 million is raised in the public offering. Our current plans call for our maintaining a cash reserve of $5.0 million after we commence operations, which we have estimated to be approximately one-month's operating expenses, plus an amount for use in forward purchasing of corn.

        We received a USDA grant of $38,500, which was used to pay part of the cost of a feasibility study for the plant proposal. The grant did not involve continuing commitments from us. We have had discussions with the USDA and the Nebraska Department of Economic Development about applying for additional grants to be used for infrastructure (e.g., utility lines, streets, sewer facilities) in connection with the plant and for working capital. We do not know if we will receive these grants or the exact amount of any grant we may receive. We do not plan to use grants regularly to fund our future operations.

        The following table shows the sources of our liquidity in connection with the construction of our ethanol plant and commencement of its operations. As indicated FCS will be the primary debt provider. The following shows both the proceeds of the current public offering and the maximum offering amount of $60 million. The following assumes an interest rate of approximately 8.5 percent on term debt. Our letter of commitment provides for a floating interest rate of the London Interbank Borrowing Rate (currently 5.13 percent) plus 3.4 percent adjusted daily. Interest rates have historically fluctuated and our interest rate could be significantly higher over the term of the loan.

The following table represents the offering proceeds (net of estimated costs), debt and TIF Note financing with the estimated uses of these funds as of August 16, 2006. The amounts of the debt are based on the conditions of the FCS commitment letter. The amount of the TIF Note Financing is based on an estimate. Our actual sources and uses of funds in the future could vary materially from these amounts.

Under the Letter of Commitment from FCS for the debt financing, in order to close on the loan we must obtain in a manner satisfactory to Lender equity funds (or unequivocal binding commitments therefore in form and substance satisfactory to Lender in its sole discretion) in a minimum amount of $46,250,000 (a portion of which may also include tax increment financing and subordinated or mezzanine debt on terms acceptable to Lender). Notwithstanding the foregoing, Borrower's equity funds must equal or exceed 50% of the total costs of the Project. As indicated in the table below, as of August 16, 2006 we had received $41,998,000 in equity proceeds (net of estimated costs) from our current public and prior private offerings and this combined with the estimated TIF Note Financing is in excess of the loan requirements.

Sources of Funds
                                                       Offering to     Maximum
                                                          date        Offering
                                                     ------------  -------------
Public offering net proceeds                         $ 39,948,000  $ 59,765,000
Private offering net proceeds(1)                        2,050,000     2,050,000
Debt financing                                         43,102,000    23,285,000
TIF Note Financing                                      5,000,000     5,000,000


Total Sources of Funds(2)                            $ 90,100,000  $ 90,100,000

Uses of Funds

                                                       Minimum      Maximum
                                                       Offering     Offering

Costs of Equipment and Construction of the Ethanol
Plant:                                               $ 72,400,000  $ 72,400,000
Land and site preparation                                 750,000       750,000
Engineering and architectural fees                        700,000       700,000
Bonding and insurance                                   1,500,000     1,500,000
Rolling stock, office equipment, water treatment          400,000       400,000
Rail transfer facility                                  2,000,000     2,000,000
Contingency reserve                                     4,000,000     4,000,000
Capitalized Interest and Financing Costs                1,300,000     1,100,000
Start-up Expenses: through first month of production    2,000,000     2,000,000
Cash Reserve                                            5,050,000     5,250,000

 Total Uses of Funds(2)                              $ 90,100,000    90,100,000

(1) Includes purchase of 407 Membership Units for $5,000 per Unit and loans totaling $15,000 by Members of the Board of Directors.
(2) Excludes approximately $2.4 million in Nebraska sales tax payments and an equal amount of sales tax rebates.

          Our goal is to begin construction of the plant promptly upon the receipt of the proceeds of the public offering and the execution of agreements relating to the debt financing and construction contracts, however, because of the various factors involved in the construction of the plant, including the weather, no specific time or schedule can be assured. During the period during and immediately after the closing of the public offering, we will be negotiating and executing final contracts concerning the construction of the plant, and provision of necessary electricity, natural gas and other power sources.

        On August 9, 2006 the Company executed an Agreement with Delta-T Corporation entitled Engineering, Procurement and Construction Services Fixed Price Contract pursuant to which Delta T will perform various services and provide certain equipment necessary for the construction and operation of the Company's ethanol production facility. Under the Agreement the Company paid Delta -T the sum of $8 million at execution and has agreed to pay Delta-T other amounts monthly over the next 13 months for the services rendered and equipment purchased. The total payments to be made under the Agreement are at least $72,400,000, inclusive of the $8 million already paid. The $8 million payment is intended to serve as an equipment deposit and will be allocated to equipment costs. The total amount may be increased due to increases in the cost of steel based on a formula. The payments also do not include any sales or other taxes that may be assessed and paid by the Company on the services rendered or materials and equipment purchased.

Plan of Operation after Commencement of Construction

        Construction of the plant is expected to take 14 to 16 months. Assuming the successful completion of this offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $78.4 million to purchase land and construct and equip the plant, and a total of approximately $90 million to cover all capital expenditures necessary to complete the project and make the plant operational.

        Delta-T is now engaged in site-specific engineering work, which includes preparing lists of needed plant equipment, drawing plans and establishing specifications for the plant, final site and road layout plans, grading design, storm water management design and obtaining preliminary bids or prices for equipment and construction.

        Assuming we close the public offering and debt financing we expect to spend the majority of our funds over the 12 to 16 months on plant construction. These costs will include preparing and pouring foundations, material and labor to construct the plant, including the grain and ethanol storage and handling facilities, offices and a cooling tower. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Such construction, equipment purchases and installation will be handled by Delta-T which will be paid by us by making periodic progress payments based on the work completed and invoiced to us by Delta-T.

        We have previously entered into a verbal agreement with an ethanol marketer to sell our ethanol production to local, regional and national markets. A binding written agreement with them will also be negotiated and executed during the construction period that will be effective when we commence production.

        During the construction period we will be hiring staff to handle the direct operation of the plant, and currently expect to employ approximately 30 to 35 people at commencement of operations. We are currently dependent on our President/General Manager, and an outside accountant, for the maintenance of our books and records. We intend to hire and train full-time administrative staff prior to commencement of operations that will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

        Our management, including our President (the Chief Executive Officer), Jerome Fagerland, along with our Treasurer (the Chief Financial Officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

        As a company that has just become subject to the reporting requirements of the Securities and Exchange Commission as a result of the public offering, our management, consisting of our President and Chief Executive Officer and our Treasurer, are responsible for the development of internal disclosure controls and procedures on financial reporting that are designed to ensure that material information regarding the Company is made known to them by others so that material information related to them is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission. There has been no change to these internal disclosure policies that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In 2004, 2005 and 2006 in separate transactions our then existing members of the Board of Directors purchased 407 Membership Units for an aggregate amount of $2,035,000 to capitalize the Company. Fifteen (15) Membership Units were sold for $75,000, 242 Membership Units were sold at $5,000 per unit and 150 Membership Units were sold for $750,000. All Membership Units were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and similar exemptions from the registration provisions under the Nebraska Securities Act. With respect to the exemptions, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, all offerees were Directors of the Company and we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser's own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend would be placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

        Each of the Directors also loaned the Company $1,000 in 2004 for a total of $15,000. These loans bear interest at 5 percent per annum, and the total principal and interest is payable in April, 2009.

        In addition, each present Director has guaranteed $10,715 of a letter of credit issued by Great Western Bank in favor of Kinder Morgan in order to reserve pipeline space for our anticipated natural gas requirements. Each of the current fourteen (14) Directors was issued 2 Membership Units valued at $10,000 each for a total $280,000 as consideration for the guaranty.

        We filed a Registration Statement for an initial public offering of our Membership Units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-130343) on December 15, 2005. Our registration statement was declared effective on June 15, 2006. We commenced our initial public offering of our Membership Units shortly thereafter. We do not have an underwriter or a broker dealer or finder involved in the sale of the Units. Certain of our officers and directors are offering and selling the Membership Units for the Company on a best efforts basis. We do not pay these officers or directors any compensation for services related to the offer or sale of the Membership Units.

        There is only one class of membership and all Membership Units have the same rights and preferences. We registered a total of 6,000 Membership Units for sale at $10,000 per unit for an aggregate minimum gross offering price of $35,000,000 and a maximum gross offering price of $60,000,000. The Company reached the minimum on August 7, 2006 and closed the offering with respect 3,523 Membership Units for $35,230,000 on that date, but will continue the offering until we terminate the offering, the maximum is sold or October 31, 2006,

        For the period from the effective date of the public offering to June 30, 2006, no expenses were incurred for the Company's account in connection with the issuance and distribution of the Membership Units for underwriting discounts and commissions, finder's fees, expenses paid to or for underwriters. Other expenses, consisting of costs of printing, postage, advertising, filing fees in connection with the offering are estimated to be approximately $50,000. All payments made for these expenses were paid to the vendors or parties providing the services. None of the payments made for such expenses were paid directly or indirectly to any director, officers, their associates, or to persons owning of record more than 10% of the Company's outstanding Membership Units.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.



Item 6. Exhibits

     The following exhibits are included in this report:

31.1    Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2    Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1    Certificate Pursuant to 18 U.S.C. ss. 1350.

32.2    Certificate Pursuant to 18 U.S.C. ss. 1350.

                                   SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEDAK,LLC

Date:  August 18, 2006                   /s/ Jerome Fagerland
       ---------------                   ---------------------------------------
                                         Jerome Fagerland
                                         President (Principal Executive Officer)

Date:  August 18, 2006                   /s/ Timothy Borer
       ---------------                   ---------------------------------------
                                         Timothy Borer
                                         Treasurer (Principal Financial and
                                         Accounting Officer)