Form 10-Q
period 2006-09-30
NEDAK ETHANOL, LLC
filed 2006-11-14
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal quarter ended September 30, 2006

                                       OR

       Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from____________to_______________.


                        Commission file number 333-130343


                               NEDAK ETHANOL, LLC
        (Exact name of small business issuer as specified in its charter)

              Nebraska
  (State or other jurisdiction of                       20-0568230
   incorporation or organization)        (I.R.S. Employer Identification No.)

          87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska 68713
                    (Address of principal executive offices)

                                 (402) 925-5570
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 [ ] Yes [X] No

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

               As of November 10, 2006 there were 5,229 Membership Units outstanding.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes   [X] No

Exhibit 10.2 has been omitted pending the preparation of an application seeking confidential treatment of portions thereof.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURES
Binding Commitment Letter for Debt Financing
Engineering, Procurement and Construction Services Fixed Price Contract (Omitted pending the preparation of an application seeking confidential treatment of portions thereof.)
Certification
Certification
Section 1350 Certification
Section 1350 Certification

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                                  Balance Sheet

------------------------------------------------------------------------------
                                                              September 30,
 ASSETS                                                           2006
------------------------------------------------------------------------------
                                                               (Unaudited)
CURRENT ASSETS
  Cash                                                        $ 38,552,298
  Accrued interest receivable                                      111,269
  Prepaid and other                                                 12,532
                                                             --------------
    Total current assets                                        38,676,099

PROPERTY AND EQUIPMENT
  Land                                                             367,103
  Office equipment                                                  12,836
  Construction in process                                       11,012,766
                                                             --------------
                                                                11,392,705
  Less accumulated depreciation                                       (862)
                                                             --------------
    Net property and equipment                                  11,391,843

OTHER ASSETS
  Debt issuance costs                                              211,267
                                                             --------------
    TOTAL ASSETS                                              $ 50,279,209
                                                             ==============

------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY
------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                             $ 1,200,686
  Retainage payable                                                995,000
  Accrued interest and other                                         2,700
                                                             --------------
    Total current liabilities                                    2,198,386

NOTES PAYABLE - MEMBERS                                             15,000

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
  Member contributions, 5,229 units outstanding
  (net of cost of raising capital)                              49,851,449
  Deficit accumulated during development stage                  (1,785,626)
                                                             --------------
    Total members' equity                                       48,065,823
                                                             --------------
    TOTAL LIABILITIES AND MEMBERS' EQUITY                     $ 50,279,209
                                                             ==============

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Statement of Operations

--------------------------------------------------------------------------------
                                              Quarter Ended     Quarter Ended
                                              September 30,     September 30,
                                                   2006             2005
--------------------------------------------------------------------------------
                                               (Unaudited)       (Unaudited)

REVENUES                                          $        -         $       -

OPERATING EXPENSES
  Professional fees                                   52,239             4,102
  Project coordinator                                 28,226            11,313
  Organizational                                           -            (2,820)
  Contract labor                                       7,074               480
  General and administrative                         759,762               966
                                              ---------------   ---------------
    Total                                            847,301            14,041
                                              ---------------   ---------------

OPERATING LOSS                                      (847,301)          (14,041)

OTHER INCOME (EXPENSE)
  Interest income                                    254,912                 -
  Interest expense                                   (72,045)             (187)
                                              ---------------   ---------------
    Total                                            182,867              (187)
                                              ---------------   ---------------

NET LOSS                                          $ (664,434)        $ (14,228)
                                              ===============   ===============
WEIGHTED AVERAGE UNITS
OUTSTANDING                                              539               101
                                              ===============   ===============

NET LOSS PER UNIT                                 $   (1,233)        $    (141)
                                              ===============   ===============


Notes to Financial Statements are an integral part of this Statement.


                                 NEDAK ETHANOL, LLC
                            (A Development Stage Company)

                               Statement of Operations

-----------------------------------------------------------------------------------------
                             Nine Months Ended   Nine Months Ended     From Inception
                               September 30,       September 30,     (December 15, 2003)
                                   2006               2005          to September 30, 2006
-----------------------------------------------------------------------------------------
                                (Unaudited)       (Unaudited)           (Unaudited)

REVENUES                        $          -         $        -         $          -

OPERATING EXPENSES
  Professional fees                  152,567            101,449              626,234
  Project coordinator                 71,806             47,052              174,932
  Organizational                           -             19,518               26,313
  Contract labor                      20,232              1,304               25,854
  General and administrative       1,043,122              6,828            1,057,182
                              ---------------   ----------------    ------------------
    Total                          1,287,727            176,151            1,910,515
                              ---------------   ----------------    ------------------

OPERATING LOSS                    (1,287,727)          (176,151)          (1,910,515)

OTHER INCOME (EXPENSE)
  Grant income                             -                  -               38,500
  Other income                             -                  -                2,000
  Interest income                    254,912                  -              254,912
  Interest expense                  (169,230)              (559)            (170,523)
                              ---------------   ----------------    ------------------
    Total                             85,682               (559)             124,889
                              ---------------   ----------------    ------------------

NET LOSS                        $ (1,202,045)        $ (176,710)        $ (1,785,626)
                              ===============   ================    ==================
WEIGHTED AVERAGE UNITS
OUTSTANDING                              416                 69                  146
                              ===============   ================    ==================

NET LOSS PER UNIT               $     (2,890)        $   (2,561)        $    (12,230)
                              ===============   ================    ==================

Notes to Financial Statements are an integral part of this Statement.


                                        NEDAK ETHANOL, LLC
                                   (A Development Stage Company)

                                      Statement of Cash Flows

-----------------------------------------------------------------------------------------------------
                                            Nine Months Ended  Nine Months Ended   From Inception
                                               September 30,     September 30,   (December 15, 2003)
                                                   2006             2005        to September 30, 2006
-----------------------------------------------------------------------------------------------------
                                               (Unaudited)       (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $ (1,202,045)     $ (176,710)       $ (1,785,626)
   Adjustments to reconcile net loss
   to net cash from operations:
     Depreciation                                      862               -                 862
     Grant income                                        -               -             (38,500)
     Interest for line of credit guarantee         163,333               -             163,333
     Change in assets and liabilities
       Interest receivable                        (111,269)              -            (111,269)
       Prepaid and other                             2,920         (10,000)            (12,532)
       Accounts payable                             36,647             854              65,024
       Accrued interest and other                    1,459             559               2,700
                                               ------------    ------------       -------------
         Net cash used in operating activities  (1,108,093)       (185,297)         (1,716,008)

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits                                               -               -              (5,000)
  Payments for purchase of land                   (218,503)              -            (218,503)
  Capital expenditures                             (12,836)              -             (12,836)
  Payments for construction in process          (8,882,104)              -          (8,882,104)
                                               ------------    ------------       -------------
         Net cash used in investing activities  (9,113,443)              -          (9,118,443)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from grants                                   -               -              38,500
  Proceeds from short term bank note                     -               -              38,500
  Payments on short term bank note                       -               -             (38,500)
  Proceeds from notes payable to members                 -               -              15,000
  Payments for debt issuance costs                 (94,600)              -             (94,600)
  Payments on note for land                       (143,600)              -            (143,600)
  Member contributions                          48,690,000         440,000          49,975,000
  Payments for deferred offering costs            (363,094)        (11,751)           (403,551)
                                              -------------    ------------      --------------
         Net cash provided by financing
         activities                             48,088,706         428,249          49,386,749
                                              -------------    ------------      --------------

NET INCREASE IN CASH                            37,867,170         242,952          38,552,298

CASH - BEGINNING OF PERIOD                         685,128          71,424                   -
                                              -------------    ------------      --------------
CASH - END OF PERIOD                          $ 38,552,298      $  314,376        $ 38,552,298
                                              =============    ============      ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
 INVESTING AND FINANCING ACTIVITIES

  Deferred offering costs included in
  accounts payable                            $          -      $   48,341        $          -
                                              =============    ============      ==============
  Deposit applied to land purchase            $          -      $        -        $      5,000
                                              =============    ============      ==============
  Land acquired through the issuance
  of note payable                             $    143,600               -        $    143,600
                                              =============    ============      ==============
  Deffered offering costs offset
  against equity                              $    403,551      $        -        $    403,551
                                              =============    ============      ==============
  Units issued for line of credit guarantee   $    280,000      $        -        $    280,000
                                              =============    ============      ==============
  Construction costs included in
  accounts payable                            $  2,130,662      $        -        $  2,130,662
                                              =============    ============      ==============


Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2006
                                   (Unaudited)


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

NATURE OF BUSINESS

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million gallon annual production ethanol plant near Atkinson, Nebraska. As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to construction and organizational activities.

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

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2006
                                   (Unaudited)

PROPERTY AND EQUIPMENT

Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company capitalizes construction costs and construction period interest until the assets are placed in service. The Company had no interest related to construction in progress for the three and nine months ended September 30, 2006.

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

                               September 30, 2006
                                   (Unaudited)

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

3.  MEMBERS' EQUITY

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Offering was for a minimum of 3,500 and up to 6,000 membership units for sale at $10,000 per unit with a minimum of 3 units per investor with a minimum of $35 million and a maximum of $60 million and was declared effective on June 15, 2006. The equity offering was closed effective September 28, 2006 with the issuance of the 4,794 membership units totaling approximately $47,940,000. The Company offset these proceeds with deferred offering costs of approximately $404,000.

4.  NOTES PAYABLE

NOTE PAYABLE TO MEMBERS

In May 2004, each of the initial 15 members loaned the Company $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at 5% per annum and are due along with interest on April 8, 2009. If the Company fails to pay any payment on the payment date, such payment shall bear interest at the rate of 9% per annum until the date of the payment. Accrued interest at September 30, 2006 was approximately $1,800.

NOTE PAYABLE FOR LAND

In March 2006, the Company entered into a promissory note for $143,600 secured by deeds of trust to purchase land under option as noted below. The loan incurred interest at the rate of 7.25% per annum and was due and payable in one lump sum payment on November 1, 2006. In the event that the payment was not made when due, the unpaid amount would bear interest at the rate of 16% per annum from the due date until paid. The Company subsequently repaid the loan with proceeds from the equity offering.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2006
                                   (Unaudited)

LINE OF CREDIT

In March 2006, the Company entered into a line of credit agreement in favor of its natural gas transporter to reserve pipeline space. The Company may draw up to $150,000 until maturity in March 2007, subsequently changed to April 2007. Interest is payable upon the lender's demand or in April 2007 at a rate of 16.0%. The agreement is secured by the personal guarantees of each of the fourteen board members. As of September 30, 2006, there were no borrowings outstanding on the line of credit.

In May 2006, in exchange for guaranteeing the line of credit agreement, each board member was issued 2 additional units at $10,000 per unit for a total of 28 units. The fair value of these units in the amount of $280,000 was recorded as debt issuance costs at May 15, 2006 and will be amortized to interest expense over the term of the line of credit. The additional interest expense related to this amortization was $70,000 for the quarter ending September 30, 2006.

5.  LEASES

In April 2006, the Company entered into a one year lease agreement for a temporary office building for $925 per month. The Company is also to pay approximately $10,500 for setup and take down expenses.

6.  LAND

In March 2005, the Company entered into a contract to have the option to purchase approximately 72 acres of land in Holt County Nebraska, for $2,500 per acre. The Company paid $5,000 to an unrelated party for this option. The initial option was to remain in effect for 24 months from the date of the option contract. In March 2006, the Company purchased the property for $179,500. The Company entered into a promissory note of $143,600 with the seller of the land. The Company subsequently repaid the note with proceeds from the equity offering.

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

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2006
                                   (Unaudited)

8.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION CONTRACT

In August 2006, the Company signed an engineering, procurement and construction services fixed price contract of $61,800,000 with an unrelated party and its contractor, for the construction of the ethanol plant. In addition, the Company will pay approximately $10,600,000 for variable items subject to change based on the difference between the base June 2006 surcharge ($0.7098) and the December 2006 surcharge for 304 stainless steel published by Brigtontruedge.com. The Company has incurred approximately $9,900,000 under this agreement with approximately $1,950,000 included in accounts and retainage payable. Either party may terminate the contract for cause, as specified in the agreement.

CONSULTING CONTRACTS

In March 2005, the Company entered into a consulting agreement with an unrelated party, its contractor, for project development for $100,000 plus reimbursable expenses, payable in three equal payments. The first payment was made after the signing of the agreement. The second payment was made 30 days thereafter, and the final payment was made when the business plan was delivered to the Company. The agreement also grants to the project developer the irrevocable and exclusive right to construct the plant at the same construction cost and based on the same or equivalent technical specifications as any qualified third-party bona fide fixed price offer received by the Company for the design and/or construction of the plant. The agreement continued until the parties entered into a contract to design-build the project, as referenced earlier.

In March 2005, the Company entered into an agreement with an unrelated party to provide engineering, consulting and related services for an estimated $42,000 which includes expenses. The Company is required under the agreement to deposit the estimated amount into an escrow account. The consultant will submit its monthly invoices to the escrow agent for payment. The agreement may be terminated by either party upon a seven day written notice. In March 2006, the Company entered into an agreement for continued services for an additional estimated $16,000. As of September 30, 2006, the Company has incurred approximately $64,000 dollars for these services of which approximately $1,000 is included in accounts payable.

In November 2005, the Company entered into an agreement with an unrelated party to prepare plans, specifications and applications for the construction of an access road. The Company will pay $9,000 for these services. In April 2006, the agreement was amended to include additional services of $1,500 for a total price of $10,500. The Company has also entered into additional agreements with this party for surveying, staking services, and on site wastewater treatment system design for approximately $23,100. As of September 30, 2006, the Company has incurred approximately $41,000 for these services.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2006
                                   (Unaudited)

In November 2005, the Company entered into an agreement with their contractor to provide site-specific engineering work related to the construction of the ethanol plant and for the development of a complete design/build contract. The Company will pay approximately $600,000 for these services. Upon entering into this agreement, the Company paid $300,000. Two-thirds of the remaining will be paid over a period of approximately sixty days, with the balance due ten days after the deliverance of a draft of a design/build contract. In addition to giving the contractor an irrevocable right to construct the plant, as noted earlier, this agreement provides for a 5% fee, of another contractor's contract, if the Company chooses to hire a different contractor.

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

BANK FINANCING

In August 2006, the Company entered into a conditional loan commitment with a lender with which the Company previously had a written letter of intent and proposal letter for a $46,250,000 multiple advance construction loan. Upon completion of the plant, the construction loan will convert to a 10 year term loan, of which a portion may be further converted to a $10,000,000 revolving term loan. The initial construction loan provides for a variable interest rate of 3.4% over the 30 day LIBOR. The closing for the loan is intended to be on December 31, 2006. The commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures. The Company has paid approximately $95,000 in debt financing costs and is obligated to pay approximately an additional $483,000.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2006
                                   (Unaudited)

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

9.  SUBSEQUENT EVENTS

CONSTRUCTION CONTRACTS

In October 2006, the Company entered into an agreement with an unrelated party for the construction of the administration building for a not to exceed amount of approximately $223,000. The contract may be terminated by the Company with or without cause upon three days' written notice subject to payment for work completed and any applicable costs and retainage.

In October 2006, the Company entered into an agreement with an unrelated party for the electrical and plumbing work of the administration building for a not to exceed amount of approximately $28,700. The contract may be terminated by the Company with or without cause upon three days' written notice subject to payment for work completed and any applicable costs and retainage.

In October 2006, the Company entered into an agreement with an unrelated party for the heating and air conditioning of the administration building for a not to exceed amount of approximately $16,100. The contract may be terminated by the Company with or without cause upon three days' written notice subject to payment for work completed and any applicable costs and retainage.

In October 2006, the Company entered into an agreement with an unrelated party for the construction of the maintenance building for a not to exceed amount of approximately $109,000. The contract may be terminated by the Company with or without cause upon three days' written notice subject to payment for work completed and any applicable costs and retainage.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

        This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

o    Overcapacity in the ethanol industry;
o Our ability to obtain the debt financing necessary to construct and operate our plant;
o Changes in our business strategy, capital improvements or development plans;
o    Construction delays and technical difficulties in constructing the plant;
o Changes in the environmental regulations that apply to our plant site and operations;
o Our ability to hire and retain key employees for the operation of the plant;
o Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
o    Changes in the availability and price of natural gas;
o Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
o Changes and advances in ethanol production technology; and o Competition from alternative fuel additives.

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

OVERVIEW

        NEDAK Ethanol, LLC is a development-stage Nebraska limited liability company, which was formed on December 15, 2003 for the purpose of constructing and operating an ethanol plant near Atkinson, Nebraska. We expect that the plant will consume approximately 16 to 18 million bushels of locally grown corn annually, and produce approximately 44 million gallons of denatured fuel-grade ethanol and approximately 290,000 tons of distillers grains for feed cattle annually.

        Our ethanol plant will be built on a 72-acre parcel of land which lies southeast of Atkinson in north central Nebraska. The site is expected to have adequate access to both truck and rail transportation. In March, 2006, we purchased the site for approximately $180,000, which is equal to $2,500 per acre. We financed the purchase of the site with a promissory note and a portion of the proceeds of a private offering of membership units and promissory notes to our Board of Directors. The purpose of the private offering was to raise initial capital to cover formation costs, costs associated with this offering and preliminary engineering and site preparation costs. The private offering was completed in March, 2006 and raised $2,035,000.

        We estimate that we will need approximately $78.4 million to purchase land and construct and equip the plant and a total of approximately $90 million to cover all capital expenditures necessary to complete the project and make the plant operational and produce revenue. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. On August 9, 2006, we entered into an Engineering, Procurement and Construction Services Fixed Price Contract with Delta-T Corporation ("Delta-T") pursuant to which Delta-T will perform various services and provide certain equipment necessary for the construction and operation of our ethanol plant. We do not have any binding or non-binding agreements with an alternative design-builder for the labor or materials necessary to build the plant.

        We will require a significant amount of debt financing to complete our project. On August 7, 2006 we entered into a binding commitment letter with Farm Credit Services of Grand Forks, North Dakota ("FCS"), regarding the provision of construction and permanent debt financing for our ethanol plant. We intend to close on the financing by December 31, 2006.

        We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Our anticipated completion date is scheduled for November of 2007.

PLAN OF OPERATIONS

        We expect to spend the next 12 months focused on plant construction. We expect that our equity proceeds, plus debt financing (if and when closed) will be sufficient to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

        We have started construction of our plant near Atkinson, Nebraska. We expect to complete construction of the plant and commence operations in November of 2007, which is approximately 14 to 16 months after construction commenced. Our activities for the next 12 months will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant and marketing agreements for our wet distiller grains and our plant's entire ethanol output.

        On August 9, 2006, we executed an agreement with Delta-T entitled Engineering, Procurement and Construction Services Fixed Price Contract (the "Engineering and Construction Contract") pursuant to which Delta-T will perform various services and provide certain equipment necessary for the construction and operation of our ethanol production facility. Under the Engineering and Construction Contract, we paid Delta-T the sum of $8 million at execution and we have agreed to pay Delta-T other amounts monthly for the services rendered and equipment purchased. The total payments to be made under the Engineering and Construction Contract are at least $72.4 million inclusive of the $8 million paid upon execution of the Engineering and Construction Contract. The $8 million payment is intended to serve as an equipment deposit and will be allocated to equipment costs. The total amount may be increased due to increases in the cost of steel based on a formula. The payments also do not include any sales or other taxes that may be assessed and paid by us on the services rendered or materials and equipment purchased.

        Under the terms of the Engineering and Construction Contract, Delta-T C is responsible for the following:

     o Providing all necessary process design, procurement and detail construction engineering for the plant;
     o    Providing all equipment, components and piping for the plant;
     o Providing us a warranty that the equipment will be free from mechanical defects, structural defects and defects in material and workmanship;
     o Providing us a warranty that professional services performed will be provided with reasonable skill and care of the type normally exercised by other design professionals under similar circumstances;
     o Providing us a warranty that labor performed and materials supplied will be free from defects in workmanship and will be of good quality;
     o Providing testing, maintenance and training of all of our employees required for operation of the plant; and
     o Indemnifying and holding us, our agents and employees harmless against any claims made by a third party for any damages, losses and expenses, including but not limited to attorney's fees, for any bodily injury, sickness, disease or death, or to injury to or destruction of tangible property is such arises from the negligent acts of omissions of Delta-T, its subcontractors, or anyone for whose acts Delta-T is liable.

        Under the terms of the Engineering and Construction Contract, we are responsible for the following:

     o Providing a plant site suitable for construction of the plant, complete with adequate space for the office and storage needs of Delta-T during construction;

     o    Providing suitable access to the plant site;

     o Providing all necessary permits and licenses necessary for construction and operation of the plant as required by the agreement of the parties;

     o Obtaining and maintaining property insurance and builder's risk insurance; and

     o Indemnifying and holding Delta-T, its agents and employees harmless against any claims made by a third party for any damages, losses and expenses, including but not limited to attorney's fees, arising or resulting from a claim, order, requirement or charge made or brought by a third party or by the deferral, state or local government, or any department, agency or subdivision thereof, based, in whole or in part, on:

          o    Defects in title;
          o    Our negligence;
          o Hazardous materials or substances, unless such materials or substances were brought on the plant site by Delta-T or its subcontractors;
          o A condition of the work site subject to any law or regulation related to protection of the environment; or
          o Any other matters for which we shall have responsibility under the agreement.

        Delta-T has the right to stop work, upon ten (10) days written notice to us, if we do not pay Delta-T amounts that we have certified for payment within five (5) days after the date such payment is due; provided, however, Delta-T may not stop work if there is a good faith dispute regarding the amount of payment due Delta-T. Delta-T has the right to terminate the agreement on seven (7) days written notice if the work is stoped, without fault on the part of Delta-T, or any of its vendors or subcontractors, for more than twenty-one (21) days, or for any of the following reasons:

     o A petition in bankruptcy is filed by us, and such filing materially impacts our ability to perform our obligations under the agreement or such a petition is filed against us and it is not dismissed within forty-five (45) days;
     o    We have not made payment within sixty (60) days of the due date; or
     o We have committed a material breach of a material obligation under the agreement and we fail to cure such breach within the longer of forty-five (45) days of receipt of written notice of such breach or such longer time as is reasonably required to cure the breach.

In addition, Delta-T may terminate the agreement on seven (7) days written notice if the work on the project is stopped, without fault on the part of Delta-T or any of its vendors or subcontractors, for more than ninety (90) days because of the issuance of any order of a court or other public authority having jurisdiction over the site or project.

        We have the right to terminate the agreement for any of the following reasons:

     o A petition in bankruptcy is filed by Delta-T and such filing materially impacts Delta-T's ability to perform its obligations under the agreement, or such a petition is filed against Delta-T and it is not dismissed within forty-five (45) days; or

     o Delta-T commits a material breach of a material obligation under the agreement, or fails to make reasonable progress toward completion of the plant, and fails to cure such breach or failure within the longer of forty-five days of its receipt of written notice of such breach or such longer time as is reasonably required to cure such breach.

        Delta-T is now engaged in site-specific engineering work, which includes preparing lists of needed plant equipment, drawing plans and establishing specifications for the plant, final site and road layout plans, grading design, storm water management design and obtaining preliminary bids or prices for equipment and construction.

        Assuming we close the debt financing, we expect to spend the majority of our funds over the next 12 months on plant construction. These costs will include preparing and pouring foundations, material and labor to construct the plant, including the grain and ethanol storage and handling facilities, offices and a cooling tower. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Such construction, equipment purchases and installation will be handled by Delta-T which will be paid by us by making periodic progress payments based on the work completed and invoiced to us by Delta-T.

        We have previously entered into a letter of intent with an ethanol marketer to sell our ethanol production to local, regional and national markets. We expect to negotiate and enter into a binding written agreement with them during the construction period that will be effective when we commence production.

        We have also previously entered into letters of intent with two key feedlots in the State of Nebraska for the purchase and marketing of our wet distiller grains. We expect to negotiate and enter into binding written agreements with them during the construction period that will be effective when we commence production.

        During the construction period we will be hiring staff to handle the direct operation of the plant, and currently expect to employ approximately 30 to 35 people at commencement of operations. We are currently dependent on our President/General Manager, and an outside accountant, for the maintenance of our books and records. We intend to hire and train full-time administrative staff prior to commencement of operations that will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission

PROJECT CAPITALIZATION

        We plan to finance our project with a combination of equity and debt capital. During the time period beginning with our formation on December 15, 2003 and ending in March of 2006, our then existing members of the Board of Directors purchased 407 membership units for an aggregate amount of $2,035,000 to capitalize the company. All membership units were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and similar exemptions from the registration provisions under the Nebraska Securities Act. We filed a Registration Statement for an initial public offering of our membership units with the Securities and Exchange Commission on Form SB-2 (Registration Number 333-130343), as amended, which became effective on June 15, 2006. We sold 4,794 membership units for $47,940,000 in our registered offering and closed the offering on September 28, 2006.

        On August 7, 2006 we entered into a binding commitment letter with Farm Credit Services of Grand Forks, North Dakota ("FCS"), regarding the provision of construction and permanent debt financing for our ethanol plant. The letter of commitment provides the following material terms of our debt financing through FCS.

     o Loan amount: $46,250,000 consisting of a multiple advance construction loan ("Construction Facility") during the construction period and at construction completion, conversion to a permanent 10 year term loan facility ("Term Facility"), a portion of which can be further converted to a $10 million revolving term loan ("Revolving Term Facility"), subject to certain conditions.

     o    Interest rate:

               Construction Facility: a variable rate of 3.4 percent over the 30-day London Interbank Borrowing Rate (LIBOR).

               Term Facility: either a variable rate of 3.4 percent over the 30-day London Interbank Borrowing Rate (LIBOR) or a fixed rate for five years equal to the yield of the 5 year rate with the Federal Home Loan Bank of Des Moines, Iowa, plus 3.40% and then on the fifth (5th) anniversary of the Completion Date, a fixed rate for the next five years equal to the then current yield of the 5-year rate with the Federal Home Loan Bank of Des Moines, Iowa, plus 3.40%. The interest rate applicable to the Term Facility will be reduced by 0.25% per annum at such time as Borrower reaches, and maintains as of the next fiscal year end, 65% owners' equity (based on audited fiscal year end financial statements after reduction for any permitted annual dividend declaration), and by an additional 0.25% per annum at such time as Borrower reaches, and maintains as of the next fiscal year end, 70% owners' equity (based on fiscal year end audited financial statements after reduction for any permitted annual dividend declaration). The interest rate margin will revert to the original rate if owners' equity falls below 65% or 70% at any interim quarterly reporting period. Other interest rate options are available. Certain fixed rates may include prepayment fees.

     o Maturity: The bank will initially provide for up to an 18-month construction loan, which will then convert to a permanent loan repayable over a ten-year period.

     o Annual Debt Service: Assuming an interest rate of approximately 8.5 percent, our annual payments of principal and interest are expected to range from $3.75 million to $7.60 million, depending on how much we borrow.

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

     o Minimum Equity Requirement: None, however FCS must be satisfied in its reasonable discretion with the equity and capital. The bank requires that the project be bonded.

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

     o Covenants: In addition to the usual customary covenants, FCS will require us to maintain working capital of at least (x) $5,000,000 at the end of the first fiscal year of operations, which includes the year construction of the Project is completed, and (y) $6,000,000 at the end of the second fiscal year of operations, and thereafter. In calculating working capital, we may include the un-advanced portion of the Revolving Term Facility less the debt service reserve. FCS will also require us to maintain at the end of the first fiscal year of operations, which includes the year construction of the Project is completed, and thereafter, a ratio of current assets to current liabilities of not less than 1.20:1.00. We also may include in the current ratio computation the un-advanced portion of the Revolving Term Facility less the debt service reserve. Finally, FCS will require us to have a minimum owner's equity ratio (together with any subordinated debt) defined as owner's equity plus approved subordinated debt divided by total assets expressed as a percent of total assets of 50% at the end of the first fiscal year of operations, which includes the year construction of the Project is completed.

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

        The letter of commitment from FCS is subject to execution of final loan documents. We intend to close on the financing by December 31, 2006.

        In addition, the City of Atkinson, Nebraska has indicated its nonbinding intention to issue tax increment financing notes (the "TIF Notes"), the proceeds of which will be used to pay for certain infrastructure improvements relating to our plant. The TIF Notes will be an obligation of the City, not of the Company. They are retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings. Based upon our valuation and tax assessment estimates, we believe the City will be able to issue between $5 million and $8 million in TIF Notes. The TIF Note proceeds will be used to pay for, or reimburse us for, land costs, site preparation costs, utility extensions and installations, roadways and pollution control equipment. We expect that the TIF Note proceeds will not be received until after our plant is completed. We believe we can complete our plant without any TIF Note proceeds. If we never receive TIF Note proceeds or receive less than we expect to receive, we would however, need to seek working capital financing. We believe we could obtain such financing as our plant would be completed and ready to begin operations. The City's ability to issue and sell TIF Notes depends on factors beyond our control, such as interest rates and purchaser demand for Nebraska municipal securities.

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

        The following table shows the sources of our liquidity in connection with the construction of our ethanol plant and commencement of its operations. As indicated, FCS will be the primary debt provider. The following assumes an interest rate of approximately 8.72 percent on term debt. Our letter of commitment provides for a floating interest rate of the London Interbank Borrowing Rate (currently 5.32 percent) plus 3.4 percent adjusted daily. Interest rates have historically fluctuated and our interest rate could be significantly higher over the term of the loan.

        The following table represents only ranges of estimates, and our actual sources and uses of funds could vary materially from the following estimates. The assumed loan amounts in the table do not exceed the maximum amount of borrowing permissible under the bank's forty percent (40%) equity requirement.

Sources of Funds

Equity offering net proceeds                                  $47,536,000
Private offering net proceeds(1)                                2,050,000
Debt financing                                                 35,514,000
TIF Note Financing                                              5,000,000

Total Sources of Funds(2)                                     $90,100,000

Uses of Funds

Costs of Equipment and Construction of the Ethanol Plant:     $72,400,000
Land and site preparation                                         750,000
Engineering and architectural fees                                700,000
Bonding and insurance                                           1,500,000
Rolling stock, office equipment, water treatment                  400,000
Rail transfer facility                                          2,000,000
Contingency reserve                                             4,000,000
Capitalized Interest and Financing Costs                        1,300,000
Start-up Expenses: through first month of production            2,000,000
Cash Reserve                                                    5,050,000
                                                              -----------
 Total Uses of Funds(2)                                       $90,100,000
                                                              ===========

(1) Includes purchase of 407 membership units for $5,000 per unit and loans totaling $15,000 by Members of the Board of Directors.
(2) Excludes approximately $2.4 million in Nebraska sales tax payments and an equal amount of sales tax rebates.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

        Our management, including our President (the Chief Executive Officer), Jerome Fagerland, along with our Treasurer (the Chief Financial Officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

        Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In 2004, 2005 and 2006, in separate transactions, our then existing members of the Board of Directors purchased 407 membership units for an aggregate amount of $2,035,000 to capitalize the Company. Fifteen (15) membership units were sold for $75,000, 242 membership units were sold at $5,000 per unit and 150 membership units were sold for $750,000. All membership units were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and similar exemptions from the registration provisions under the Nebraska Securities Act. With respect to the exemptions, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, all offerees were Directors of the Company and we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser's own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend would be placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

        Each of the Directors also loaned the Company $1,000 in 2004. These loans bear interest at 5 percent per annum, and the total principal and interest is payable in April, 2009.

        In addition, each present Director has guaranteed $10,715 of a letter of credit issued by Great Western Bank in favor of Kinder Morgan in order to reserve pipeline space for our anticipated natural gas requirements. Each of the current fourteen (14) Directors was issued 2 Membership Units as consideration for the guarantee.

        We filed a Registration Statement for an initial public offering of our membership units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-130343) on December 15, 2005. Our registration statement was declared effective on June 15, 2006. We commenced our initial public offering of our membership units shortly thereafter and closed the offering on September 28, 2006. We did not have an underwriter or a broker dealer or finder involved in the sale of the units. Certain of our officers and directors offered and sold the membership units for the Company on a best efforts basis. We did not pay these officers or directors any compensation for services related to the offer or sale of the membership units.

        There is only one class of membership and all membership units have the same rights and preferences. We registered a total of 6,000 membership units for sale at $10,000 per unit for an aggregate minimum gross offering price of $35,000,000 and a maximum gross offering price of $60,000,000. On September 28, 2006 the Company closed the offering and issued 4,794 membership units totaling $47,940,000.

        For the period from the effective date of the public offering to September 30, 2006, no expenses were incurred for the Company's account in connection with the issuance and distribution of the membership units for underwriting discounts and commissions, finder's fees, expenses paid to or for underwriters. Other expenses, consisting of costs of printing, postage, advertising, filing fees in connection with the offering are estimated to be approximately $50,000. All payments made for these expenses were paid to the vendors or parties providing the services. None of the payments made for such expenses were paid directly or indirectly to any director, officers, their associates, or to persons owning of record more than 10% of the Company's outstanding membership units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

        The following exhibits are included in this report:

10.1 Binding Commitment Letter for Debt Financing dated August 7, 2006 with Farm Credit Services of Grand Forks, North Dakota.

10.2 Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T Corporation. (Omitted pending the preparation of an application seeking confidential treatment of portions thereof.)"

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

                                      NEDAK,LLC

Date:  November 14, 2006              /s/ Jerome Fagerland
       --------------------           ------------------------------------------

                                      Jerome Fagerland
                                      President (Principal Executive Officer)



Date:  November 14, 2006              /s/ Timothy Borer
       --------------------           ------------------------------------------

                                      Timothy Borer
                                      Treasurer (Principal Financial and
                                      Accounting Officer)