Form 10QSB/A
period 2006-09-30
NEDAK ETHANOL, LLC
filed 2006-11-20
CIK 1337226

The following items were the subject
                                      of a Form 12b-25 and are included herein:
                                      Exhibit 10.2.


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


Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURES
Binding Commitment Letter for Debt Financing
Engineering, Procurement and Construction Services Fixed Price Contract Certification
Certification
Section 1350 Certification
Section 1350 Certification

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

Date:  November 20, 2006              /s/ Jerome Fagerland
       --------------------           ------------------------------------------

                                      Jerome Fagerland
                                      President (Principal Executive Officer)



Date:  November 20, 2006              /s/ Timothy Borer
       --------------------           ------------------------------------------

                                      Timothy Borer
                                      Treasurer (Principal Financial and
                                      Accounting Officer)