Form 10KSB
period 2006-12-31
NEDAK ETHANOL, LLC
filed 2007-04-02
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                          For the fiscal year ended December 31, 2006

[ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                          For the transition period from _________ to __________

                          Commission file number 333-130343

                               NEDAK ETHANOL, LLC
                 (Name of small business issuer in its charter)

              Nebraska                                   20-0568230
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska            68713
      (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (402) 925-5570

Securities registered under Section 12(b) of the Exchange Act:      None.

    Title of each class                Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:      None.

                                (Title of class)

Check whether the issuer is not required to file reports  pursuant to Section 13
or 15(d) of the Exchange Act. Yes [ ] No |X|

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing  requirements for the past 90 days. Yes |X| No [ ]

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure  will be contained,  to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part III of this Form  10-KSB or any
amendment to this Form 10-KSB. |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

The issuer's revenues for its most recent fiscal year were $0.

As of March 30, 2007, the aggregate market value of the Membership Units held by non-affiliates  (computed by reference to the most recent offering price of such
Membership Units) was $47,930,000.

As of March 30, 2007, the Company had 5,229 Membership Units outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE--None

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No |X|

                                TABLE OF CONTENTS

                                     PART I

Item Number    Item Matter                                           Page Number

Item 1.        Description of Business.                                    1

Item 1A.       Risk Factors.                                               9

Item 2.        Description of Property.                                   17

Item 3.        Legal Proceedings.                                         18

Item 4.        Submission of Matters to a Vote of Security Holders.       18

                                     PART II

Item 5.        Market for Common Equity, Related Stockholder Matters,     18
               and Small Business Issuer Purchases of Equity Securities.

Item 6.        Management's Discussion and Analysis or Plan of Operation. 19

Item 7.        Financial Statements.                                      26

Item 8.        Changes In and Disagreements with Accountants on           38
               Accounting and Financial Disclosure.

Item 8A.       Controls and Procedures.                                   38

Item 8B.       Other Information.                                         38

                                    PART III

Item 9.        Directors, Executive Officers, Promoters, Control Persons; 38
               Compliance with Section 16(a) of the Exchange Act.

Item 10.       Executive Compensation.                                    40

Item 11.       Security Ownership of Certain Beneficial Owners and        41
               Management and Related Stockholder Matters.

Item 12.       Certain Relationships and Related Transactions.            42

Item 13.       Exhibits.                                                  43

Item 14.       Principal Accountant Fees and Services.                    44

Signatures                                                                46

Supplemental  information to be Furnished With Reports Filed Pursuant to Section
15(d) of the Exchange Act by Non-reporting Issuers.

Item 1.    Description of Business.

General

         NEDAK  Ethanol,  LLC (the  "Company,"  or "us," or  "we"),  a  Nebraska
limited  liability  company,  was formed on December 15, 2003 for the purpose of building a plant to produce  ethanol and animal feed  products on a site located near the City of Atkinson, Nebraska. Our 72-acre site lies southeast of Atkinson in north central  Nebraska.  Our principal  business  office is located at 87590
Hillcrest Road, Atkinson, Nebraska 68713. We are a development stage company and are currently in the process of building a plant that we anticipate will have an annual  capacity  to process  approximately  16 to 18  million  bushels of corn, through a dry milling process,  into approximately 44 million gallons of ethanol
per  year  (mgy).  We  also  expect  our  ethanol  plant  to  annually   produce
approximately 290,000 tons of animal feed known as distillers grains. We plan to produce  modified wet  distillers  grains  which will be marketed by  Distillers
Grain Services LLC, as determined by prevailing market conditions.

         As of December 31, 2006, we have spent approximately $16,354,000 of our available funds on the  construction of our plant.  Through fiscal year 2006, we have paid our chief contractor,  Delta-T Corporation  ("Delta-T")  approximately
$12,098,000 for a business plan, site-specific  engineering work, final site and road layout plans,  grading design, storm water management design, and obtaining preliminary bids or prices for equipment and construction. Other items for which we have  expended  funds with respect to the  construction  of our plant include preparing  and pouring  foundations,  material and labor to construct the plant, including the grain and ethanol storage and handling  facilities,  offices and a cooling tower, and the purchase and installation of ethanol production equipment such as pumps, grinders, processing equipment, storage tanks and conveyors.

Ethanol

         Ethanol is a chemical  produced by the  fermentation of sugars found in grains and other  biomass.  Ethanol can be produced  from a number of  different types of grains,  such as wheat and sorghum,  as well as from agricultural waste products  such as sugar,  rice hulls,  cheese whey,  potato  waste,  brewery and beverage wastes and forestry and paper wastes. However, approximately 90 percent of  ethanol  in the United  States  today is  produced  from corn  because  corn produces  large  quantities  of  carbohydrates,  which convert into glucose more easily than other kinds of biomass.

         Ethanol has been used in motor fuels in the United  States for the last century,  but for all practical  purposes had not been used  commercially  until
1978. At that time a deliberate  public policy  objective to create a fuel-grade ethanol  industry  was  established  by  Congress  when it created an excise tax exemption  in order to  encourage  the  production  of  ethanol  from  renewable
resources.   According  to  the  Renewable  Fuels   Association   website  (www.
ethanolrfa.org),  the industry has grown from virtually zero  production at that time to a current annual  production level of approximately 5.5 billion gallons, with  approximately  another 6.1 billion gallons  currently  expected to come on line.

Government Incentives

Federal Incentives

         The federal  government  encourages  ethanol  production  primarily  by taxing it at a lower rate.  The Volumetric  Ethanol Excise Tax Credit  ("VEETC")
went into effect on January 1, 2005.  Prior to VEETC,  the federal excise tax on
10%  ethanol-blended  gasoline was 13.2 cents per gallon  compared to 18.4 cents per gallon on regular  gasoline.  Under VEETC,  the lower federal  excise tax on ethanol-blended  gasoline was eliminated.  In place of the lower excise tax, the
VEETC created a new volumetric  ethanol excise tax credit of $0.51 per gallon of ethanol. Gasoline distributors apply for this credit. Based on volume, the VEETC is expected to allow greater  refinery  flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with gasoline,  diesel and ethyl tertiary  butyl ether  ("ETBE"),  including  ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend  ethanol tax credits,  including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.

         Our plant will be eligible for the small producer tax credit. This is a credit  against tax  liability,  available to plants  producing up to 60 million gallons  per year,  of which  the first 15  million  gallons  per year  would be eligible  for a 10 cent per gallon  credit,  and is capped at $1.5  million  per plant.  In our limited  liability  company  structure,  this credit  against tax
liability   would  be  passed   through  to  our   Members,   subject  to  other
considerations.

         In  addition  to tax  incentives,  there  are a variety  of  government programs  through the Department of Agriculture  and other agencies to assist in the  development  of  ethanol  projects.  In our  planning,  no  value  has been attributed  to these  programs,  although  they may  have  value in the  future.
Ethanol enjoyed a significant increase in demand over the last several years due to its role as an oxygenate in federal  reformulated  gasoline ("RFG").  Ethanol replaced its prime  competitor which was the  methanol-based  ether called MTBE.
The states of California,  New York, and Connecticut  (among others) banned MTBE due to water  contamination  issues resulting from leaking  underground  storage tanks.  Because  of the  required  oxygen  content in the  federal  reformulated gasoline  program,  ethanol  captured  those  markets.  Other  areas,  including
Midwestern  markets such as Chicago,  Illinois  and  Milwaukee,  Wisconsin  used ethanol for their clean air programs as well.

         The Energy Policy Act of 2005 eliminates the oxygen content requirement in RFG,  making  use of  oxygenates  like  ethanol  optional  for the  petroleum industry in meeting clean air standards.  While such Act did not impose a ban on
MTBEs, it did not include  liability  protection for manufacturers of MTBEs. The separate  program  in the Clean Air Act  requiring  oxygenates  in the  seasonal wintertime  carbon  monoxide  control period  continues and represents an annual demand of  approximately  one billion gallons for that purpose alone.  While the modifications  to the  year-round RFG program are likely to result in a decrease in  ethanol  demand  for  that  specific  purpose,  the new  energy  legislation established a significantly  larger demand,  requiring by law an annual increase in production  of  approximately  700 million  gallons per year for the next six years.

         Section  1501  of  the  Energy  Policy  Act  of  2005  establishes  the requirement  that all gasoline  sold in the United  States must meet a renewable requirement.  The  legislation  establishes  a  schedule  for  annual  increases beginning  with a level  of four  billion  gallons  in the year  2006.  For five consecutive  years following,  the requirement  increases by 700 million gallons per year. In the year 2012, the increase is 100 million gallons. The legislation requires no less than that in  subsequent  years with  authority  granted to the
Department of Energy to increase the amount.

State Incentives

         Some  states  also  provide  various  tax  and  production  incentives, including  reduced tax rates of state  motor fuel tax,  that  combined  with the federal  incentive  provide  incentive  for  marketers to buy ethanol  products.
Several state programs utilize ethanol,  most notably Minnesota,  which requires all gasoline to contain 10 percent ethanol. The prospect of more states adopting a local  requirement  that either  directly or  indirectly  requires  ethanol is uncertain.  A popular idea at one time, it has been replaced to some degree with state incentives that emphasize production.

Current Markets and Future Demand

Clean Air Programs

         Ethanol has been used primarily as a gasoline  extender and is added in
10 percent volume blends to extend fuel  supplies.  It also is used as an octane enhancer  due to the fact that 10 percent  ethanol  blends  add three  points of octane. In addition to a demand as a gasoline additive for reasons of supply and octane,  ethanol has an  established  value as an  oxygenate.  Provisions in the
Clean Air Act  Amendments  of 1990  resulted  in the  establishment  of two fuel formulations that changed the entire marketing outlook for ethanol. The first of these is designed to combat carbon monoxide and requires that  wintertime  fuels in certain areas contain an oxygen  content that could only be met by ethanol or an MTBE.

         The second key  program  utilizing  oxygenates  deals  with  ozone,  or summertime smog, and is the Federal  Reformulated  Gasoline  Program.  Nine U.S.
cities, by federal law, and more than a dozen others,  by local ordinance,  have elected  to use the RFG  recipe  for  gasoline  that  controls  a number of fuel properties  such  as  vapor  pressure  and

toxic  content.  Importantly,  this  formulation  also requires a minimum oxygen content which could be met by using ethanol.

Fleet Requirements: Federal & State

          Much  of the  discussion  surrounding  ethanol  relates  to its use in
conventional   10  percent  blends  but  the  use  of  ethanol  in  much  higher concentrations of 85 percent is a small, but growing market.  E-85 is a blend of
15 percent gasoline and 85 percent  anhydrous fuel grade ethanol.  It is used in specially  designed  flexible  fueled  vehicles  capable  of  operating  on  any combination of ethanol and gasoline up to 85 percent.  E-85 provides significant emission  reductions over  conventional  gasoline  automobiles,  including those operating  on 10 percent  ethanol  blends.  E -85 vehicles  meet  various  fleet requirements  under  the  Energy  Policy  Act of 2005 and the Clean Air Act that require alternative fuel use.

Our Ethanol Plant

         We chose our plant site,  which is  southeast  of the City of Atkinson, based on access to natural gas and water, and proximity and cost of raw material supplies,  especially  corn. Our plant will consist  primarily of a raw material storage and  processing  area, a  fermentation  area  comprised  principally  of fermentation  tanks, a finished  product  storage and  distillation  area, and a drying unit for  processing  modified  wet  distillers  grains.  We also plan to construct a transload  facility near O'Neill,  Nebraska,  approximately 16 miles from our plant, where ethanol will be held in a storage tank or railcars pending rail shipment.

         We anticipate  that our ethanol plant will use a dry milling process to produce  fuel-grade  ethanol as its main product,  in addition to the co-product distillers  grains. Our plant has been designed to produce 44 million gallons of ethanol  per year  (44mgy)  and we expect the plant to produce  290,000  tons of modified wet distillers grains annually.

Description of Dry Mill Process

         Our ethanol  plant will produce  ethanol by processing  corn.  The corn will be  received  by  semitrailer  truck,  and will be weighed  and stored in a receiving building. It will then be transported to a scalper to remove rocks and debris  before it is  conveyed  to storage  bins.  Thereafter,  the corn will be transported  to a  hammermill  or  grinder  where it is  ground  into a mash and conveyed  into a tank for  processing.  We will add water,  heat and  enzymes to break the ground corn into a fine  liquid.  This liquid will be heat  sterilized and pumped to a tank where other  enzymes are added to convert the starches into glucose  sugars.  Next,  the liquid is pumped  into  fermenters,  where yeast is added,  to begin a 48 to 50 hour  batch  fermentation  process.  A  distillation process will divide the alcohol from the corn mash.  The alcohol which exits the distillation process is then partially dried. The resulting 200 proof alcohol is pumped  into  storage  tanks.  Corn mash from the  distillation  process is then pumped into one of several centrifuges. Water from the centrifuges is dried into a thick syrup.  The solids that exit the centrifuge or evaporators is called wet cake and is conveyed to dryers.  Corn mash is added to the wet cake as it enters the dryer, where moisture is removed.  This process produces  distillers grains, which can be used as animal feed.

Raw Materials

Corn Requirements

         We anticipate that our ethanol plant will need between approximately 16 to 18 million bushels of corn per year, or approximately 47,000 bushels per day, as the  feedstock  for its dry milling  process.  The grain supply for our plant will be obtained  primarily  from local  markets.  To assist in our securing the necessary quantities of grain for our plant, we entered into a Grain Procurement
Agreement on December 14, 2006 with J.E. Meuret Grain Co., Inc. ("Meuret").  The price and availability of corn are subject to significant fluctuations depending upon a number of factors  which affect  commodity  prices in general,  including crop conditions,  weather,  governmental programs and foreign purchases.  In the ordinary course of business,  we will enter into forward purchase  contracts for our commodity purchases.  The Company,  through Meuret, has entered into forward purchase contracts to purchase approximately three million bushels of corn at an average cost of $3.41 per bushel for delivery  between  October 2007 and January
2010.

Energy Requirements

         The production of ethanol is a very energy intensive process which uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations.  Presently,  about 40,000 BTUs of energy normally are  required  to  produce  a gallon  of  ethanol.

          Natural Gas

         We  anticipate  that our plant will  require a natural gas supply of at least 1.7 billion  cubic feet per year at a minimum rate of 156 MCF per hour and at a minimum of 60 psig at the plant  site.  To access  sufficient  supplies  of natural  gas to operate  the plant,  a  connection  to a  distribution  pipeline approximately  six miles from our site will be required.  On June 15,  2006,  we entered into a Facility  Agreement  with Kinder Morgan Inc.  ("KMI") under which
KMI has agreed to construct on our site the infrastructure  needed to supply our plant with natural gas. We have paid the entire amount of approximately $919,000 due under the Facility  Agreement  for such  construction.  We may terminate the
Facility  Agreement  if we are unable to obtain a  sufficient  supply of natural gas,  or if KMI fails to obtain the  required  regulatory  permits to expand the pipeline.

         We have entered into a Firm Transportation Service Agreement (the "Firm
Transportation  Agreement")  with Kinder Morgan  Interstate Gas Transmission LLC
("KMIGT")  under  which we have  agreed to pay a monthly  charge  for  available pipeline  space and an additional  charge for pipeline  space actually used when the  pipeline  extension  constructed  by KMI under the  Facility  Agreement  is complete--estimated  to be June  2007.  KMIGT  required  a letter  of  credit of
$150,000 to reserve  pipeline  space.  Each of our  Directors  guaranteed  up to
$10,715 of the letter of credit. See Item 12--"Certain Relationships and Related
Transactions."

         We have entered  into a  Negotiated  Rate  Agreement  for  Distribution
Transportation  Service ("Negotiated Rate Agreement") with KMI which establishes the minimum and maximum quantities of natural gas KMI will provide  distribution transportation  services to us under a separate Transportation Service Agreement on Transporter's  Nebraska Gas Distribution  System. We agreed to pay KMI $0.014 per  therm  delivered  to us for the first  five  years of the  Negotiated  Rate
Agreement  for  KMI's  distribution   transportation  services,  and  such  rate
automatically  increases  thereafter  according to a formula  based upon the GDP
Implicit Price Deflator published by the U.S.  Department of Commerce.  The term of the Negotiated Rate Agreement begins with the initial delivery of natural gas by KMI and then lasts for ten years. The Negotiated Rate Agreement automatically terminates  if  KMI  constructs  the  required  facilities  under  the  Facility
Agreement but we do not receive delivery of gas by December 31, 2007.

         We have entered into a Base  Agreement for the provision of natural gas with Cornerstone Energy, Inc. ("Cornerstone") under which title to gas purchased by us passes to us when it  reaches a  so-called  "City  Gate"  near our  plant.
Payments are due monthly and interest  charges apply to late  payments.  We will specify  our  monthly  minimum  natural  gas needs and we will be  subject  to a penalty if we fail to use the monthly minimum. We believe that when the plant is operating,  our  typical  monthly  gas usage will be about 76 billion  Btu at an aggregate cost of about $1.1 million.  The price will be determined on a formula basis using various market price  indices.  The Base Agreement will be in effect until  February  2008,  and will continue  month-to-month  thereafter if neither party withdraws.  Cornerstone may terminate the Base Agreement if we fail to pay our bills or become bankrupt or insolvent. We may terminate if Cornerstone fails to provide gas as agreed.  In addition,  Cornerstone may require security in the form of prepayments or a letter of credit.

         None of KMI, KMIGT or  Cornerstone  will guarantee that the natural gas supply will be uninterrupted.  While we initially proposed to purchase a propane tank to serve as a back-up  energy  source in the event of  interruption  of our natural gas supply, we have since determined that because we anticipate that our natural  gas  supply  will  be  sufficient,  a  back-up  propane  source  is not necessary.

         Electricity

         Our plant will  require a  continuous  supply of 1.3 KVA,  12,400  volt electrical  energy.  We plan on purchasing  electricity from the Nebraska Public
Power District.

         Water

         We will require a significant supply of water. Fresh water requirements for a 44 mgy ethanol plant are approximately 400 gallons per minute. Much of the water used in an ethanol  plant is recycled  back into the  process.  There are, however,  certain areas of production  where fresh water is needed.  Those areas include  boiler  makeup water and cooling  tower water.  Boiler  makeup water is treated  on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water  (it does not  come in  contact  with the  mash)  and,  therefore,  can be regenerated back into the cooling tower process.  The makeup water  requirements for the cooling tower are primarily a result of  evaporation.  Much of the water can be recycled back into the process,  which will  minimize the effluent.  This will have the long-term  effect of lowering waster water treatment  costs.  Many new plants today are zero or near zero effluent  facilities.  We anticipate that there  should be no more than 40 gallons per minute of  non-contaminated  water.
The water from the cooling tower and the boiler  blowdown water will be put in a pond and eventually released to the environment either through  evaporation,  or by discharge into the Elkhorn River pursuant to an appropriate discharge permit.
We anticipate that our water requirements will be supplied through wells we have drilled or existing wells,  though allocations of future water resources for the
Upper  Elkhorn  District  will be set by the  Upper  Elkhorn  Natural  Resources
District ("NRD").

Competition

Primary Competition

         Once we are operational, we will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter into the market. Our ethanol plant will compete with other ethanol  producers on the basis of price and, to a lesser extent, delivery service.

         During the last ten years,  ethanol  production  capacity in the United
States has grown from approximately one billion gallons per year to an estimated
5.5 billion gallons per year at the end of 2006 (the latter figure  according to the  Renewable  Fuels  Association).  Plans to construct new plants or to expand
existing   plants  have  been  announced   which  would  increase   capacity  by
approximately  6.1 billion  gallons per year and this  increase in capacity  may continue  in the  future.  We  cannot  determine  the  effect of this type of an increase  upon the demand or price of ethanol,  although such plants may compete with us in the sale of ethanol and related products.  According to the Renewable
Fuels  Association,  the  ethanol  industry  has  grown to over  114  production facilities in the United States at year end 2006. The largest ethanol  producers include Archer Daniels Midland, Vera Sun, Cargill, and Abengoa Bioenergy, all of
which are capable of producing more ethanol than we expect to produce. According to the  Nebraska  Ethanol  Board  (www.ne-ethanol.org),  there are  currently 12 existing ethanol plants in Nebraska, and seven plants under construction.

         Although the Nebraska legislature has historically  provided incentives to ethanol producers in Nebraska, we do not qualify for any existing incentives.
Only  plants that were in  production  on June 30,  2004 are  eligible  for such incentives,  which  authorize  a producer  to receive up to $2.8  million of tax credits per year for up to eight  years.  Those  producers  qualifying  for this incentive will have a competitive advantage over us.

Other Competition

         Ethanol  produced or processed in certain  countries in Central America and the Caribbean  region is eligible for tariff  reduction or elimination  upon importation  to the United States under a program  known as the Caribbean  Basin
Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries,  such as
El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive

alternative to domestically produced ethanol.  Competition from ethanol imported from  Caribbean  Basin  countries  may  affect our  ability to sell our  ethanol profitably.

Competition from Alternative Fuel Additives

         Alternative fuels,  gasoline  oxygenates and ethanol production methods are continually  under development by ethanol and oil companies with far greater resources than we have. New products or methods of ethanol production  developed by larger  and  better  financed  competitors  could  provide  them  competitive advantages over us and harm our business.

Marketing

Ethanol

         Given the  increasingly  competitive  nature of  ethanol  sales,  in an effort to  secure  the  highest  possible  price,  we have  elected  to engage a professional  marketing firm to manage  ethanol sales.  On November 15, 2006, we entered into an Ethanol Marketing  Agreement with Eco-Energy,  Inc. of Franklin,
Tennessee  ("Eco"),  under which Eco will purchase all of our ethanol and resell
it. We  anticipate  that we normally  will receive  payment each  Wednesday  for ethanol shipped through the prior Friday.  Ownership of the ethanol will pass to
Eco when the ethanol is loaded into the rail cars at our transload  site, and we will not be responsible  for losses during  subsequent  shipment.  The agreement with Eco is scheduled to begin on our first day of  production  and continue for two years,  unless we elect to terminate it after one year. We believe that most of our ethanol will be sold into markets  throughout  the United States and will be shipped  primarily  by truck to our proposed  transload  facility in O'Neill,
Nebraska,  and then by rail. The target market area for the ethanol  produced at our plant is expected to include local, regional and national markets. The local and regional markets include the State of Nebraska,  as well as markets in South
Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota,  Illinois, Wisconsin and
Iowa.

Distillers Grains

         We have entered into a Marketing  Agreement dated January 22, 2007 with
Distillers  Grain Services LLC  ("Distillers"),  which provides that  Distillers will have the  exclusive  right to purchase  from us, and will be  obligated  to market, all modified wet distiller grains ("MWDG") produced by us at our ethanol production  facility  under  construction.  The term is for an initial 24 months following three months of start up operations of the facility,  and beginning on a date  mutually  agreed by  Distillers  and us,  subject to  completion  of the facility,  and shall  automatically  renew unless either party provides  written notice 120 days prior to expiration of the term. Under the Marketing  Agreement, we will pay  Distillers  a marketing  fee equal to $1.50 per ton of MWDG sold at
$50 per ton or less, and 3.0% of MWDG tonnage sold over $50 a ton.

Transportation and Storage

Transportation

         In order to capitalize on the low land  acquisition  costs,  local corn costs,  and a number of other  factors  associated  with  locating  our plant in
Atkinson, our business plan calls for us to transport our ethanol to a transload facility we plan to construct in nearby O'Neill,  Nebraska.  The ethanol will be trucked to O'Neill  (approximately  16 miles) by truck.  We intend to enter into trucking  contracts  for  reasonable  periods.  We have entered into a letter of intent with Nebraska Northeast railroad to develop a rail  transportation  plan.
The  railway  company  has also  agreed  to grant us part of its right of way to allow it to build a track structure to handle ethanol cars.

Storage

         We anticipate that  substantially all the ethanol produced in our plant initially  will be placed in one or more storage  tanks at the plant site,  with expected storage  capacity to be about 1 to 1.5 million gallons.  From the plant site our ethanol will be transported by truck to the transload  facility we plan to construct in O'Neill,  Nebraska,  16 miles away.  The transload  facility may utilize  "rolling  storage" on a temporary  basis. We also intend to construct a storage tank at this facility of  approximately  one million  gallons.  From the transload  facility our ethanol will be shipped to  destinations  throughout the country, as demand and marketing opportunities dictate.

         MWDG, our principal co-product,  will be distributed to area purchasers by truck.

Regulatory Environment

Governmental Approvals

         Ethanol   production   involves  the   emission  of  various   airborne
pollutants,  including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of  significant  volumes of water,  a portion  of which is  treated  and
discharged   into  the   environment.   We  are   required  to  obtain   various
environmental,  construction  and  operating  permits,  as discussed  below.  In addition,  Delta-T is responsible for obtaining various construction permits and registrations.  There can be no assurance  that we will obtain any or all of the necessary  permits.  Our failure to obtain and  maintain  the permits  discussed below or other  similar  permits which may be required in the future could force us to make material  changes to our proposed  plant or to shut down  altogether.
The following are summaries of the various  governmental  approvals we will need to obtain in order to become operational.

Environmental Regulations and Permits

         We  will  be  subject  to   regulations  on  emissions  from  the  U.S.
Environmental   Protection  Agency  ("EPA")  and  the  Nebraska   Department  of
Environmental Quality ("NDEQ").  The EPA's and NDEQ's environmental  regulations are subject to change and often such  changes  are not  favorable  to  industry.
Consequently,  even if we have the proper  permits  now,  we may be  required to invest or spend  considerable  resources  to comply  with  future  environmental regulations.

          Air Quality Permits -  NDEQ

         To construct our plant and operate our  business,  we will need several permits from the NDEQ. HDR Engineering, Inc. provided us professional consulting and support  services in air quality  modeling,  and  permitting for purposes of obtaining  an Air  Quality  Construction  Permit.  We  received  this  permit in
September,  2006,  and  it  is  valid  for  18  months.  If we  cannot  complete construction  by the end of that 18 month period,  our Air Quality  Construction
Permit will lapse unless we can demonstrate  that the  construction of our plant requires additional time and therefore, we will need to apply for an extension.

         Once the ethanol plant is completed,  we must conduct  emission testing and apply for an Air  Quality  Operating  Permit from NDEQ that will allow us to operate our business. We need to obtain this permit to operate the ethanol plant after the Air Quality Construction Permit expires. We will submit an application for this  permit as soon as  possible  but the permit  must be  obtained  within twelve months after the facility becomes operational.  If granted, we expect the permit to be valid for five years.

         National Pollutant Discharge Elimination System Permits -  NDEQ

         In  May  of  2006,  we  applied  for  a  National  Pollutant  Discharge
Elimination System ("NPDES") Permit for waste water discharges and surface water runoff from the NDEQ.  We will be  required to obtain both a General  Stormwater
Permit and a General Stormwater Permit for Industrial Activity from the NDEQ. We will also be required  to obtain a  Wastewater  Discharge  Permit from the NDEQ.
This latter  permit  concerns the  discharge of water used in the  production of ethanol that has been treated and discharged to the Elkhorn River.  No discharge of this treated water can occur without the NPDES permit.

         Well Permits - State and Local Requirements

         There are presently three separate wells near the ethanol plant that we expect will provide us with our  necessary  water  supply.  All three wells have been registered with the Nebraska  Department of Natural  Resources  ("NDNR") as
required by law but their status will need to be changed.  The  operation of the wells has also  received

the approval of the NRD  conditional  upon the status change with the NDNR.  Any new or additional wells necessary for the operation of the facility will require registration and approval by the NRD.

         EPA Approvals

         We must prepare a spill prevention, control and countermeasures plan in accordance  with  standards  set by the EPA.  The plan  will  outline  our spill prevention  measures for oil-based  products  such as  denaturant  and denatured ethanol.  The plan must be reviewed and  certified by a  professional  engineer.
Furthermore,  the EPA will also need to approve our risk  management plan and we must submit to the EPA a Small Quantity Hazardous Waste Generator Notification.

         Other Federal Agency Permits

         Under  federal law, the  production of alcohol is regulated by the U.S.
Department of Alcohol,  Tobacco and Firearms ("ATF"). The ATF requires producers of ethanol to obtain an Alcohol Fuel Producers Permit. Accordingly,  this permit must be obtained prior to operation.  To ensure a safe approach to airports, the
Federal Aviation  Administration ("FAA") must determine that our operations will not present a hazard to navigation.  Typically this requires analysis associated with the height of the planned  structure and whether its operations will impair communications or visibility. We anticipate receiving this determination in June of 2007.

Other Approvals and Permits

         In addition to the  required  environmental/natural  resources  permits discussed above,  various other permits from a variety of governmental  entities are  required  to enable us to  complete  the  construction  of our plant and to commence operations. Some of these permits are discussed below.

         Local Permits

         We have obtained a building permit from the City of Atkinson,  Nebraska respecting the construction of our plant. With respect to our transload facility in O'Neill,  Nebraska,  we have  submitted  applications  for a Conditional  Use
Permit and Zoning and Uniform  Land Use to the City of O'Neill.  With respect to the ancillary land we own in O'Neill,  we have  submitted an  application  for a
Conditional  Use Permit and we will be  required  to obtain a Site Plan and Land
Use Permit from the City of O'Neill.

         State Agency Permits

         We must  obtain a variety  of  permits  and  approvals  respecting  our facilities  from the Nebraska  State Fire  Marshall.  Those  include a Flammable
Liquid  Above-Ground  Storage Tank  Approval,  Boiler  Inspection and Electrical
Inspection Certificates, a Code Review, and an approval of our construction plan for our O'Neill,  Nebraska  transload  facility.  These permits are essential to engage in operations.  Site inspections by the Fire Marshall's office will occur before  issuance.  The Nebraska Game and Parks  Commission  must grant us a Work
Permit License for our proposed use of the Cowboy Trail near O'Neill,  Nebraska.
We must also obtain  certifications of our loadout meters at our facilities from the Nebraska Department of Agriculture,  Division of Weights and Measures.  This
requirement is driven by federal  standards to prevent fraud and is essential to operations.  Issuance of these  certifications  is generally not problematic but can be  delayed by  scheduling  conflicts.  Last,  we must  obtain the  Nebraska
Department of Roads approval of our site plan and traffic study for our O'Neill,
Nebraska  transload  facility.  The  Department  of  Roads  reviews  the site to determine  whether the planned  use of the roadway  will create any  significant traffic safety hazards.

Nuisance

         We could be  subject to  environmental  nuisance  or related  claims by employees,  property owners or residents near our ethanol plant arising from air or water  discharges.  Ethanol  production  has been known to produce an odor to which  surrounding  residents  could object.  We believe our plant design should mitigate most odor  objections.  However,  if odors become a problem,  we may be subject  to  fines  and  could  be  forced  to take  costly

curative   measures.   Environmental   litigation  or  increased   environmental
compliance costs could increase our operating costs.

Operational Safety Regulations

         We also will be subject to federal and state laws regarding operational safety. Risks of substantial  compliance costs and liabilities are inherent in a large-scale  construction  project, and in ethanol production after the facility is constructed.  Costs and liabilities related to worker safety may be incurred.
Possible  future  developments-including  stricter  safety  laws for  workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our construction or operation could result in substantial costs and liabilities.

Employees

         As of March 1,  2007,  we have one  paid  administrative  employee.  In addition,  Jerome Fagerland,  our President, has been retained as an independent contractor to act as General Manager, and devotes  substantially all of his time to our business.  Our Board  Chairman,  Everett Vogel,  Vice  Chairman,  Richard
Bilstein and our Secretary-Treasurer, Timothy Borer, each devotes about 15 hours per week to our business and receive no compensation. Prior to completion of the plant  construction and commencement of operations,  we intend to hire or retain approximately  30 to 35  paid  personnel.  We  are  presently  evaluating  plant management  companies as a source to provide the 30 to 35  personnel  needed for the plant.

Item 1A.    Risk Factors.

You should carefully read and consider the risks and uncertainties below and the other  information  contained  in  this  report.  The  risks  and  uncertainties described below are not the only ones we may face. The following risks, together with  additional  risks and  uncertainties  not currently known to us or that we currently deem  immaterial  could impair our financial  condition and results of operation.

RISKS ASSOCIATED WITH OUR FINANCING PLAN

Our  Membership  Units  have  no  public  trading  market  and  are  subject  to significant  transfer  restrictions  which  could  make  it  difficult  to  sell
Membership Units and could reduce the value of Membership Units.

         We do not expect an active trading  market for our Membership  Units to develop. To maintain our partnership tax status, our Membership Units may not be publicly  traded.  We will not apply for listing of the Membership  Units on any stock exchange or on the NASDAQ Stock Market. As a result,  Members may not sell
Membership Units readily. Transfer of Membership Units is also restricted by our
Operating  Agreement.  Transfers  without the approval of our Board of Directors are not permitted and are invalid.  Furthermore, the Board of Directors will not approve  transfer  requests unless they fall within "safe harbors"  contained in the  publicly-traded  partnership rules under the Internal Revenue Code of 1986, as amended (the "Code").  The value of our Membership Units will likely be lower because they are  illiquid.  Members may be required to bear the economic  risks associated with an investment in us for an indefinite period of time.

We have obtained debt financing but may be required to incur  additional debt in order to complete  construction of our plant;  our failure to obtain  additional debt financing, if needed, could require us to abandon our business.

         As previously reported,  on February 14, 2007, we entered into a Master
Credit  Agreement (the "Credit  Agreement")  with Farm Credit  Services of Grand
Forks, FLCA ("Lender")  regarding a senior secured credit facility  ("Facility")
for the provision of  construction  and permanent debt financing for our ethanol plant.  Under the Facility,  we have the ability  (subject to the fulfillment of certain  conditions) to borrow up to the lesser of $42,500,000 or 50% of project costs to finance the construction and development of our ethanol plant, with the
Facility  consisting of a multiple advance  construction loan (the "Construction
Facility")  during the  construction  period;  and at  construction  completion, conversion to a permanent ten year term loan facility (the "Term  Facility"),  a portion of which can be further  converted to a $10 million  revolving term loan
(the "Revolving Facility"),  subject to certain conditions.  However, the Lender is under no  obligation  to fund any part of the loan until we  satisfy  certain post-closing

obligations.  There can be no  assurance  that we will be able to satisfy  those post-closing  obligations in a timely  manner,  if at all, in which case we will not be able to complete  the  construction  of our plant and Members  could lose their entire investment.

         While we believe the Facility  should provide the capital we require to complete  construction  of our plant,  we could be required to incur  additional debt  financing  in order to complete  construction  and start-up of our ethanol plant. The use of debt financing  increases the risk that we will not be able to operate  profitably because we will need to make principal and interest payments on the  indebtedness.  Debt  financing also exposes our Members to the risk that their  entire  investment  could  be  lost  in the  event  of a  default  on the indebtedness  and a foreclosure and sale of the ethanol plant and its assets for an  amount  that is less  than the  outstanding  debt.  Our  ability  to  obtain additional  debt financing,  if required,  will be subject to the interest rates and the credit environment as well as general economic factors and other factors over which we have no control.

Our debt service  requirements  and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

         Under the Facility, we have made certain customary  representations and we are  subject to  customary  affirmative  and  negative  covenants,  including restrictions on our ability to incur debt, create liens,  dispose of assets, pay distributions and to make capital expenditures,  and customary events of default
(including  payment defaults,  covenant defaults,  cross defaults,  construction related defaults and bankruptcy defaults).  The Facility also contains financial covenants including minimum working capital,  certain reserves,  minimum current assets to current  liabilities,  minimum  tangible  net worth,  minimum  owners'
equity ratio and a minimum  fixed charge  coverage  ratio.  Certain post closing items are also required to be completed  prior to funding under the Facility and the  majority of those  items have been  resolved or are in the process of being resolved. These requirements,  in addition to our obligations to repay principal and  interest on the  Facility,  make us more  vulnerable  to economic or market downturns.  If we are unable to service our debt,  we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional  equity capital.  If we default on any covenant,  Lender (or any subsequent  lender) could make the entire debt  immediately due and payable.  If this occurs,  we might not be able to repay our debt or borrow  sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease  construction,  or if the plant is constructed and operating, to cease operations.

RISKS ASSOCIATED WITH CONSTRUCTION AND DEVELOPMENT

We are dependent upon Delta-T to design and build the ethanol plant.

         As previously reported,  on August 9, 2006, we executed an Engineering,
Procurement  and  Construction  Services  Fixed  Price  Contract  ("Construction
Contract") with Delta-T,  under which Delta-T will perform various  services and provide certain  equipment  necessary for the  construction and operation of our ethanol production facility.

         Under the  Construction  Contract,  Delta-T has the right to stop work, upon ten days  written  notice to us, if we do not pay Delta-T  amounts  that we have  certified for payment within five days after the date such payment is due;
provided,  however,  Delta-T may not stop work if there is a good faith  dispute regarding the amount of payment due Delta-T.  Delta-T has the right to terminate the agreement on seven days written notice if the work is stopped, without fault on the part of Delta-T,  or any of its vendors or subcontractors,  for more than
21 days,  or for any of the following  reasons:  (i) a petition in bankruptcy is filed by us, and such  filing  materially  impacts  our  ability to perform  our obligations under the Construction  Contract or such a petition is filed against us and it is not dismissed  within 45 days; (ii) we have not made payment within
60 days of the due  date;  or (iii) we have  committed  a  material  breach of a material  obligation  under the  Construction  Contract and we fail to cure such breach within the longer of 45 days of receipt of written  notice of such breach or such longer time as is reasonably  required to cure the breach.  In addition,
Delta-T may terminate the Construction  Contract on seven days written notice if the work on the project is stopped,  without fault on the part of Delta-T or any of its vendors or subcontractors,  for more than 90 days because of the issuance of any order of a court or other public authority having  jurisdiction  over the site or project.

         Due to the competitive  nature of the ethanol  industry and the lack of qualified design and construction  firms available to build plants such as ours,
Delta-T's refusal or inability to perform under the Construction  Contract could have a material  adverse effect on our ability to complete  construction  of our plant and achieve profitability in the future.

We may encounter  hazardous or unexpected  conditions at the  construction  site that could  increase our costs or delay the  construction  of the ethanol plant, which would delay our ability to generate  revenues  and  decrease  the value of
Membership Units or Members' investment return.

         Compliance issues with applicable  environmental  standards could arise at any time during the  construction  and  operation  of our plant.  We may have difficulty obtaining the necessary  environmental permits required in connection with the operation of the plant. As a condition of granting  necessary  permits, regulators  could make demands that result in  additional  costs to us and delay our ability to generate revenues.

The project  could  suffer  delays or  construction  cost  increases  that could postpone our ability to generate  revenues and make it more  difficult for us to pay our  debts,  which  could  decrease  the  value of our  Membership  Units or
Members' investment return.

         We began construction September 2006 and have projected that it will be
14 to 16 months after construction commencement before we begin operation of the proposed  ethanol plant.  As of the end of 2006, we have expended  approximately
$16,354,000 on the project.  Our anticipated total project cost has never been a firm estimate and we expect that it will continue to change from time to time as construction  of the  project  progresses.  The  costs  under  the  Construction
Contract are subject to change,  and in the fourth  quarter of fiscal year 2006, we experienced a net cost increase of approximately $5,391,000. The total amount we have to pay Delta-T may be further  increased due to increases in the cost of steel, based on a formula.

         Further,  construction  projects often  experience  delays in obtaining construction  permits,  construction delays due to weather conditions,  or other events.  If it takes longer to obtain  necessary  permits or construct the plant than we anticipate,  it would delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. If we encounter delays in obtaining the required permits, our expected  construction schedule will also be delayed.  Delays and weather  conditions  could result in a delay of the date we become operational and begin to generate revenue.

RISKS ASSOCIATED WITH OUR FORMATION AND OPERATION

We are a newly formed company with limited working  capital,  which could result in losses that will affect the value of Membership Units or Members'  investment return.

         We were  organized  on  December  15,  2003 and other than  progressing through the initial stages of plant construction,  we have no operating history.
You should recognize that our Company is currently  promotional and in its early development stages. We cannot make  representations  about our future profitable operation or our future income or losses. If our plans prove to be unsuccessful,
Members will lose all or a substantial part of their investment. There can be no assurance that the funds we received in our public offering,  combined with debt incurred, most of which will be spent on plant construction,  will be sufficient to allow us to operate our plant until profits are attained.

We have no experience  in the  construction  and operation of an ethanol  plant, which  increases  the risk  that our plant  may be more  expensive  to build and operate than we expect,  and which could decrease the value of Membership  Units or Members' investment return.

         With the exception of our  construction  progress to date,  none of our
Directors or officers has ever been involved in building or operating an ethanol plant.  Thus,  we are totally  dependent on the  knowledge and skills of others,
including   engineers,   contractors  and  subcontractors,   utility  companies,
marketing  companies  and  future  employees.  If the  persons we select or have selected to build and  operate  our plant do not perform as we intend,  Members'
investment in us could decline in value significantly.

Our  operation  costs could be higher than  anticipated  which could  reduce our profits or create losses,  which could decrease the value of Membership Units or
Members' investment return.

         We  could  experience  cost  increases  associated  with  the  on-going operation of the plant caused by a variety of factors,  many of which are beyond our control.  Corn prices could  increase  and labor costs could  increase  over time,  particularly if there is a shortage of persons with the skills  necessary to operate  the ethanol  plant.  Adequacy  and cost of electric  and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail  transportation may affect our profitability with respect  to the  transportation  of  ethanol  and  MWDGs  to our  customers.  In addition,  the  operation  of the  ethanol  plant  will be  subject  to  ongoing compliance with all applicable governmental regulations, such as those governing pollution control,  ethanol  production,  grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly  more to comply with them. We will be subject to all of these regulations  whether or not the operation of the ethanol plant is profitable.

We may be at a  competitive  disadvantage  compared to other  ethanol  producers because of our  distance  from a railhead,  which could  increase  our costs and could reduce the value of Membership Units or Members' investment return.

         We have  projected that our plant will be  approximately  16 miles from the nearest  railhead.  We will need to construct a transload  facility near the railhead and truck our ethanol to the transload  facility.  Although these costs have been included in our construction and operating cost projections,  we could be at a disadvantage  compared to our competitors,  which could adversely affect the value of an investment in us.

If we cannot reach a satisfactory  agreement with a plant management  company or cannot  hire  and  retain  competent  personnel,  we may not be able to  operate profitably,  which  could  decrease  the value of  Membership  Units or Members'
investment return.

         Upon  completion of the plant,  we expect to engage a plant  management company to provide  sufficient  employees to enable us to operate the plant.  We plan to have  approximately  30 to 35 paid persons  operating our  business.  We currently have our General  Manager/President  and a finance accounting manager.
We  plan to add a Plant  Manager,  administrative  and  clerical  personnel  and approximately  20 employees who will supervise or operate the plant. Our success will depend in part on our ability or our contracted plant  management  company, as the case may be, to attract and retain  competent  personnel who will be able to help us achieve our goals. It may be difficult to attract qualified employees to Atkinson,  Nebraska, a rural and sparsely populated area. If we are unable to find productive and competent personnel, our ability to produce and sell ethanol could be adversely affected.

Our business is not  diversified  and this could reduce the value of  Membership
Units.

         Our success will depend largely upon our ability to timely complete and profitably  operate  our  ethanol  business.  We do not have any other  lines of business or other sources of revenue if we are unable to build the ethanol plant and manufacture  ethanol.  If we were not able to complete  construction,  or if economic or political factors adversely affect the market for ethanol, the value of an investment  in us could decline  because we have no other line of business to fall back on if the ethanol business declines.

Our Operating Agreement contains  restrictions on Members' rights to participate in corporate governance of our affairs,  which limits their ability to influence management decisions.

         Our Operating  Agreement  provides  that a Member or Members  owning at least ten  percent of the  outstanding  Units may call a special  meeting of the
Members.  This may make it  difficult  for  Members  to  propose  changes to our
Operating Agreement,  without support from our Board of Directors.  Our Board of
Directors is divided  into three  classes,  with each class  serving a staggered three-year term. The  classification of the Board of Directors will make it more difficult  for Members to change the  composition  of the Board  because  only a minority of the Directors  can be elected at one time. If a vacancy  develops in our Board of  Directors  for any reason other than  removal or  expiration  of a term, the remaining Directors would fill it.

RISKS ASSOCIATED WITH THE ETHANOL INDUSTRY

We will be operating in an  intensely  competitive  industry and we will compete with larger, better financed entities, which could negatively impact our ability to operate profitably.

         There is significant competition among ethanol producers.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider  range of  products  than we can,  and from  other  plants  similar to our proposed ethanol plant.  Large ethanol producers such as Archer Daniels Midland,
Minnesota Corn Processors and Cargill,  among others, are capable of producing a significantly  greater amount of ethanol than we expect to produce. In addition, there are several Nebraska, Minnesota, Wisconsin, South Dakota and other Midwest regional  ethanol  producers which have recently  formed,  are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us. There are currently 12 operational  ethanol plants in Nebraska  with  several  new plants in the  process of forming.  Furthermore, ethanol from  certain  Central  American or Caribbean  countries is eligible for tariff reduction or elimination  upon importation to the United States.  Ethanol
imported  from  these   Caribbean  Basin  countries  may  be  a  less  expensive
alternative to domestically produced ethanol.

Changes in the supply and demand,  and production and price with respect to corn could make it more  expensive  to produce  ethanol,  which  could  decrease  our profits.

         Ethanol  production  will  require   substantial  amounts  of  corn.  A
significant  reduction in the quantity of corn harvested due to adverse  weather conditions,  farmer  planting  decisions,  domestic and foreign  government farm programs and policies, global demand and supply or other factors could result in increased  corn costs which would increase our cost to produce  ethanol.  Events that tend to negatively  impact the supply of corn are likely to increase prices and affect our  operating  results.  Rising corn  prices  produce  lower  profit margins for the production of ethanol,  especially when market conditions do not allow us to pass along increased corn costs to our customers.

         We have entered into a Grain Procurement  Agreement with Meuret,  which provides that Meuret will have the exclusive  right and obligation to provide us with No. 2 yellow corn meeting our  specifications  in the full amount necessary for our operation of our ethanol  facility under  construction.  The base price, subject to  discounts,  offered by Meuret for the grain to supply us will be the posted cash price the Chicago  Board of Trade  listing less Meuret posted basis.
We will pay Meuret the base price plus a service fee of $.04 per bushel of grain delivered. The initial term is from December 14, 2006 until the end of the third year following the first delivery of grain and will  automatically  renew for an additional 24 month term at the end of the initial term, or renewal term, unless either party provides written notice six months prior to the end of the term. In the ordinary course of business,  we will enter into forward purchase  contracts for our  commodity  purchases.  The Company,  through  Meuret,  has entered into forward purchase  contracts to purchase  approximately  three million bushels of corn at an average  cost of $3.41 per bushel for delivery  between  October 2007 and January 2010.

         The  price of corn has  generally  increased  in the past  year and has fluctuated  significantly  in the past and may  fluctuate  significantly  in the future. We cannot provide assurances that we will be able to offset any increase in the price of corn by increasing the price of our products.

We have executed an output contract with one distributor  that will purchase all of the  ethanol  we  produce,  which may  result in lower  revenues  because  of decreased  marketing  flexibility  and  inability to  capitalize on temporary or regional price  disparities,  and could reduce the value of Membership  Units or
Members' investment return.

         We executed an Ethanol Marketing Contract with Eco, which provides that
Eco will  purchase the entire  output of our ethanol and provide  transportation services to the Company.  Eco will market our ethanol in national,  regional and local  markets.  Our  objective in utilizing an output  contract is to provide a reliable and predictable market for our ethanol. We do not plan to build our own sales force or sales  organization to support the sale of ethanol.  As a result, we will be  dependent  on Eco to sell our  principle  product.  When  there  are temporary or regional  disparities in ethanol  market  prices,  it could be more financially  advantageous  to have the  flexibility  to sell  ethanol  ourselves through our own sales  force.  We have  decided  not to pursue  this route.  Our strategy  could  result in lower  revenues  and reduce the value of Units if Eco does not perform as we plan.

Low ethanol prices and low gasoline prices could reduce our profitability.

         Prices  for  ethanol  products  can vary  significantly  over  time and
decreases  in  price  levels  could  adversely  affect  our   profitability  and
viability.  The price for  ethanol  has some  relation  to the price for oil and gasoline.  The price of  ethanol  tends to  increase  as the  price of  gasoline increases,  and the price of ethanol  tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.

Increases in the  production of ethanol could result in lower prices for ethanol and have other adverse effects which could reduce our profitability.

         We expect  that new fuel  grade  ethanol  plants  will be  constructed, because of the  increase in ethanol  demand  resulting  from the federal  Energy
Policy Act of 2005,  which mandates an increase in the use of renewable fuels in the U.S. by  approximately  700,000,000  gallons per year through 2012.  Because increased  production  capacity  is  usually  less  costly  to  achieve  through expansion  of existing  plants,  we expect this will also occur.  The  increased production  of ethanol  may lead to lower  prices  for  ethanol.  The  increased production of ethanol could have other adverse effects as well. For example, the increased  production will also lead to increased  supplies of co-products  from the production of ethanol, such as MWDGs. Those increased supplies could lead to lower prices for this co-product.

There is  scientific  disagreement  about  the  wisdom of  policies  encouraging ethanol  production,  which  could  result in changes in  governmental  policies concerning ethanol and reduce our profitability.

         Some past studies have  challenged  whether  ethanol is an  appropriate source of fuel and fuel additives,  because of concerns about energy efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the Energy Policy Act of 2005, supports ethanol production. If a scientific  consensus  develops  that  ethanol  production  does not enhance our overall  energy  policy,  our  ability to produce  and market  ethanol  could be materially and adversely affected.

Hedging  transactions,  which are  intended to  stabilize  our corn costs,  also involve risks and costs that could reduce our profitability.

         In an attempt to minimize the effects of the  volatility  of corn costs on  operating  profits,  we will likely take  hedging  positions in corn futures markets.  Meuret has caused the  Company to  contract  for  approximately  three million  bushels of corn for a delivery  between  December  2007 and early 2009.
Hedging means  protecting  the price at which we buy corn and the price at which we will sell our  products in the  future.  It is a way to attempt to reduce the risk caused by price  fluctuation.  The  effectiveness of hedging  activities is dependent  upon,  among other  things,  the cost of corn and our ability to sell sufficient  amounts of ethanol and distillers  grains to utilize all of the corn subject to the futures  contracts.  Hedging  activities  result in costs such as brokers'  commissions  and other  transaction  costs.  If there are  significant swings in corn prices,  or if we purchase more corn for future  delivery than we can use, we may have to pay to terminate a futures contract,  or resell unneeded corn inventory at a loss.

Ethanol  production  is energy  intensive  and  interruptions  in our  supply of energy, or volatility in energy prices,  could have a material adverse impact on our business.

         Ethanol production requires a constant and consistent supply of energy.
If our  production  is halted for any  extended  period of time,  it will have a material adverse effect on our business.  If we were to suffer  interruptions in our energy supply,  either during  construction  or after we begin operating the ethanol plant, our business would be harmed.  In addition to several  agreements with KMI and its  affiliates  discussed in this  report,  we have entered into a
Base Agreement with a natural gas supplier, Cornerstone to obtain natural gas at prevailing  market  prices.  If we are unable to obtain a natural  gas supply on terms  that  are  satisfactory  to us,  the  adverse  impact  on our  plant  and operations could be material.  In addition,  natural gas and electricity  prices have historically  fluctuated  significantly.  Increases in the price of natural gas or electricity  would harm our business by increasing  our energy costs.  We will need to purchase significant amounts of electricity to operate the proposed ethanol plant.  The prices which we will

be required to pay for  electrical  power will have a direct impact on our costs of producing ethanol and our financial results.

RISKS ASSOCIATED WITH GOVERNMENT REGULATION AND SUBSIDIZATION

Federal regulations concerning tax incentives could expire or change which could reduce our revenues.

         The federal  government  presently  encourages  ethanol  production  by taxing it at a lower rate  which  indirectly  benefits  the  Company.  The VEETC currently  equates to a $.51 per gallon subsidy of ethanol which is available to distributors.  Some states and cities provide additional incentives.  The Energy
Policy  Act of 2005  effectively  mandates  increases  in the  amount  of annual ethanol  consumption  in the  United  States.  The  result  is that the  ethanol industry's  economic  structure is highly  dependent on  governmental  policies.
Although  current  policies are favorable  factors,  any major change in federal policy,  including  a decrease  in  ethanol  production  incentives,  would have significant adverse effects on our proposed plan of operations and might make it impossible for us to continue in the ethanol business.

Nebraska state producer incentives are currently unavailable to us, which places us at a competitive disadvantage.

         Although the Nebraska legislature has historically  provided incentives to ethanol producers in Nebraska, and may do so in the future, we do not qualify for any existing  incentives.  Only plants that were in  production  on June 30,
2004 are eligible for such incentives,  which authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years.

We are subject to extensive  environmental  regulation  and  operational  safety regulations that impact our expenses and could reduce our profitability.

         Ethanol   production   involves  the   emission  of  various   airborne
pollutants,  including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. We will be subject to regulations on  emissions  from the EPA and the NDEQ.  The EPA's  and  NDEQ's  environmental regulations  are subject to change and often such  changes are not  favorable to industry.  Consequently,  even if we have  the  proper  permits  now,  we may be required  to invest  or spend  considerable  resources  to  comply  with  future environmental regulations.

         To construct our plant and operate our  business,  we will need several permits  from the  NDEQ.  We  received  an Air  Quality  Construction  Permit in
September,  2006,  and  it  is  valid  for  18  months.  If we  cannot  complete construction  within 18 months, our Air Quality  Construction  Permit will lapse unless we can demonstrate in an extension  application  that the construction of our plant requires additional time. Once the ethanol plant is completed, we must conduct emission testing and apply for an Air Quality Operating Permit from NDEQ that will allow us to operate  our  business.  We need to obtain  this permit to operate the ethanol plant after the Air Quality Construction Permit expires. Our inability to obtain this permit could force us to cease  operations of the plant once constructed.

         In  May  of  2006,  we  applied  for  a  National  Pollutant  Discharge
Elimination System ("NPDES") Permit for waste water discharges and surface water runoff from the NDEQ.  We will be  required to obtain both a General  Stormwater
Permit and a General Stormwater Permit for Industrial Activity from the NDEQ. We will also be required to obtain a Wastewater  Discharge Permit from the NDEQ. If these  permits  are not  granted,  we  will  have to  construct  an  alternative discharge and treatment  system (e.g. storm pond) on site for which we will need to obtain different permits.

         There are presently three separate wells near the ethanol plant that we expect will provide us with our  necessary  water  supply.  All three wells have been  registered  with the NDNR as required by law but their status will need to be changed. The operation of the wells has also received the approval of the NRD conditional  upon the status change with the NDNR.  Any new or additional  wells necessary  for the  operation of the  facility  will  require  registration  and approval  by the NRD. If we do not change the status of our wells as required or if we do not obtain any additional well approvals  required,  we could be forced to use water from Atkinson,  if a sufficient  supply is

available,   or  terminate   our   business.   Using  water  from  Atkinson  may
significantly  increase our operating costs, harm our financial  performance and reduce the value of Membership Units.

         As  discussed  elsewhere  in this  report,  we must obtain a variety of
other  permits  and  approvals  from  federal,   state  and  local  governmental
authorities.  Our failure to obtain any one of those permits or approvals  could materially harm our financial performance.

         Our  failure  to comply or the need to respond  to  threatened  actions involving  environmental laws and regulations may adversely affect our business, operating  results  or  financial  condition.  Once our  ethanol  plant  becomes operational  and as our  business  grows,  we will have to  develop  and  follow procedures for the proper  handling,  storage,  and  transportation  of finished products and materials  used in the  production  process and for the disposal of waste products.  In addition,  state or local requirements may also restrict our production and  distribution  operations.  We could incur  significant  costs to comply with  applicable  laws and  regulations  as production  and  distribution activity  increases.  Protection  of the  environment  will  require us to incur expenditures for equipment or processes.

         We could be  subject to  environmental  nuisance  or related  claims by employees,  property owners or residents near the proposed ethanol plant arising from air or water  discharges.  Ethanol  production has been known to produce an odor to which  surrounding  residents could object.  We believe our plant design should mitigate most odor objections. However, if odors become a problem, we may be  subject  to fines  and could be forced  to take  costly  curative  measures.
Environmental  litigation  or  increased  environmental  compliance  costs could increase our operating costs.

         We will be  subject to federal  and state  laws  regarding  operational safety. Risks of substantial  compliance costs and liabilities are inherent in a large-scale construction project and in ethanol production after the facility is constructed.  Costs and  liabilities  related to worker  safety may be incurred.
Possible  future  developments-including  stricter  safety  laws for  workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our construction or operation could result in substantial costs  and  liabilities  that  could  reduce  the  amount  of cash that we would otherwise have to distribute or use to further enhance our business.

RISKS RELATED TO TAX ISSUES IN A LIMITED LIABILITY COMPANY

MEMBERS  SHOULD  CONSULT THEIR OWN TAX ADVISOR  CONCERNING THE IMPACT THAT THEIR
OWNERSHIP  IN US MAY  HAVE  ON  THEIR  FEDERAL  INCOME  TAX  LIABILITY  AND  THE
APPLICATION OF STATE AND LOCAL INCOME AND OTHER TAX LAWS TO OWNERSHIP OF UNITS.

IRS  classification  of us as a corporation  rather than as a partnership  would result in higher taxation and reduced  profits,  which could reduce the value of an investment in us.

         We are a Nebraska  limited  liability  company  that has  elected to be taxed as a partnership  for federal and state income tax purposes,  with income, gain, loss, deduction and credit passed through to our Members.  However, if for any reason the Internal  Revenue  Service ("IRS") would  successfully  determine that we should be taxed as a corporation rather than as a partnership,  we would be taxed on our net income at rates of up to 35 percent for  federal  income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected  only on our tax  returns  and  would  not be  passed  through  to our
Members.  If we were to be taxed as a corporation for any reason,  distributions we make to our Members will be created as ordinary dividend income to the extent of our  earnings  and  profits,  and  the  payment  of  dividends  would  not be deductible by us, thus resulting in double taxation of our earnings and profits.
If we pay taxes as a  corporation,  we will have less cash to  distribute to our
Members.

The IRS may classify an investment in us as passive activity  income,  resulting in a Member's inability to deduct losses associated with an investment in us.

         It is likely that the IRS will  classify an interest in us as a passive activity. If a Member is either an individual or a closely held corporation, and if a Member's  interest is deemed to be "passive  activity,"  then such Member's allocated  share of any loss we incur will be deductible  only against income or gains such  Member is

earned  from  other  passive  activities.   Passive  activity  losses  that  are
disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years.  These rules could restrict  a  Member's  ability to  currently  deduct any of our losses  that are passed through.

Income  allocations  assigned to Units may result in taxable income in excess of cash distributions, which means a Member may have to pay income tax on our Units with personal funds.

         Members will pay tax on their  allocated  shares of our taxable income.
Members may receive allocations of taxable income that result in a tax liability that is in excess of any cash  distributions  we may make to the Members.  Among other  things,  this result might occur due to accounting  methodology,  lending covenants  contained  in the  Facility  that  restrict  our  ability to pay cash distributions,  or our decision to retain the cash  generated by the business to fund our  operating  activities  and  obligations.  Accordingly,  Members may be required to pay some or all of the income tax on their  allocated  shares of our taxable income with personal funds.

The  foregoing is not intended to be an  exhaustive  discussion of all the risks that may be associated  with an investment  in us.  Moreover,  because there are many inherent  risks that may not be anticipated by us, you should be aware that there are additional risks inherently  associated with our Company and which are not presently foreseen by us.

Item 2.  Description of Property.

         Below is the status of the construction of our plant as of March 2007:

               •    The Administrative Building is 75% complete.

               •    Maintenance   Building  is  erected  and  we're   installing
                    electrical and gas heat in shop area.

               •    Foundations   are  poured  for  the  DDGS  Building,   truck
                    receiving   pits,   grain   bins,   fermentation   building,
                    fermentation tanks and beer well.

               •    We have commenced construction of the underground utilities.

         The ethanol  project  will require the use of four parcels of property.
Each parcel is vital in bringing the Company's  ethanol  product to market.  The following  is a brief  description  of each  parcel,  and how it  relates to the
Company's ethanol  production  procedure.  We believe that all of our properties are adequately covered by insurance.  All of our properties are subject to first priority security  interests we granted to the Lender to secure our repayment of our obligations under the Facility.

Plant Site

         The primary  site is for the  proposed  ethanol  plant.  This parcel of land,  located in the City of Atkinson,  Holt County,  Nebraska,  contains 73.28 acres. In March, 2006, we purchased the site for approximately  $180,000,  which is equal to $2,500 per acre.  The Company owns this property in fee and does not have  any  indebtedness  respecting  it.  This  parcel  will be  devoted  to our production of ethanol. It will contain several production related structures, as well as an administrative building. Our ethanol will be shipped east 16 miles to our transload facility via truck on Highway 20.

Transload Facility

         The  location  of our  proposed  transload  facility  is in the City of
O'Neill, Holt County,  Nebraska,  and contains 10.97 acres. We own this property in fee. Once shipped from our Atkinson production facility,  our ethanol product will be loaded into large storage tanks at our transload facility.  It will then be loaded  into rail  cars,  which  will run over the  Cowboy  Trail  (described below).

Cowboy Trail

         The Cowboy  Trail  property  is located  in the City of  O'Neill,  Holt
County,  Nebraska.  The State of  Nebraska  owns the Cowboy  Trail,  through the
Nebraska  Game and Parks  Commission  (the  "Commission").  The  Commission  has
authorized  our  use  of  this  property,   subject  to  completion  of  certain
conditions,  which  we  anticipate

fulfilling. Once we execute the land use agreement required to use the property, our use of this land will  stretch  approximately  one and a half miles,  and we anticipate  that we will construct and maintain a railway over the Cowboy Trail, onto which we will ship our ethanol.  We anticipate  that our newly  constructed rail  will  link  with  existing  track  owned  and  operated  by  the  Nebraska
Northeastern Railway Company ("NENE") as described below.

O'Neill NENE Property

         NENE  owns  property  located  in the  City of  O'Neill,  Holt  County,
Nebraska which we will need to use. We anticipate that we will be able to use it via an Industry  Track  Agreement  (the "ITA"),  which we expect to execute with
NENE. As this property approaches the center of O'Neill, Nebraska, our rail will diverge off the Cowboy Trail,  and run through the center of town in an easterly direction  for  approximately  six blocks.  The ITA would allow us to  construct track over this six block area.  This track would then link with  existing  rail owned and operated by NENE.

Dennis Grain Property

         On January  15,  2007,  we entered  into an Option to Lease Real Estate
Agreement  ("Option")  with Dennis Grain,  Inc.  ("Owner"),  of which one of our
Directors,  Steve  Dennis,  is the owner.  Under the Option,  we have the right, within one year, to enter into a 20 year Ground Lease with Owner with respect to a strip of land  that may have  been  used as an  alternative  to the  transload facility  property  noted  above.  This Option was  procured as a backup site to satisfy Lender concerns with outstanding issues at the transload location at the closing of the Facility.  We do not  anticipate  exercising  this Option at this time, as the material  issues at the transload  facility site are being resolved to all parties' satisfaction.

Item 3.  Legal Proceedings.

         From time to time during the  development  stage of our business we may be  named as a  defendant  in  legal  proceedings  related  to  various  issues, including  without  limitation  tort claims or  contractual  disputes.  After we commence operations, we may, from time to time, be named as a defendant in legal proceedings  related not only to tort or  contract  disputes,  but also  workers compensation  claims and other claims and disputes as well. We are not currently involved in any material  legal  proceedings,  directly or indirectly and we are not aware of any claims  pending or threatened  again us or any of the directors that could result in the commencement of legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         We did not submit any matter to a vote of our Unit holders  through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2006.

                                     PART II

Item 5.  Market for  Common  Equity,  Related  Stockholder  Matters,  and  Small
         Business Issuer Purchases of Equity Securities.

         There is no public  trading market for our  Membership  Units,  and our
Amended and Restated  Operating  Agreement  dated December 14, 2005  ("Operating
Agreement")  contains  significant  restrictions on the transfer of our Units to ensure that the Company is not deemed a "publicly  traded  partnership" and thus taxed as a corporation.  As of March 30, 2007,  there were 953 holders of record of our Membership Units.

         Subject to the  provisions of the Nebraska  Limited  Liability  Company
Act,  distributions  are payable at the  discretion of our Board of Directors as provided in our Operating  Agreement.  The Board has no obligation to distribute profits,  if any, to Members.  We have not declared or paid any distributions on our  Membership  Units to date. We do not expect to generate  revenues until our plant is operational,  approximately November 2007 - January 2008. After that we anticipate  distributing  a  portion  of our net  cash  flow to our  Members  in proportion to the  Membership  Units held and in  accordance  with our Operating
Agreement  and any loan  covenants to which the Company may then be subject.  By net cash flow,  we mean our gross cash proceeds  received  less any portion,  as determined by our Directors in their sole  discretion,  used to pay or establish reserves for our expenses, debt

payments, capital improvements, replacements and contingencies. If our financial performance and loan covenants permit, our Board of Directors will consider cash distributions  at times and in amounts  that will  permit  Unit  holders to make income tax payments.  However,  the Board may elect to retain future  profits to provide operational  financing for the plant, debt retirement and possible plant expansion.

         The Company maintains no compensation  plan or individual  compensation arrangement  under which equity  securities  of the Company are  authorized  for issuance to employees or  non-employees.  In May 2006, each Director  guaranteed
$10,715 of a letter of credit  issued by Great Western Bank in favor of KMIGT in order to reserve  pipeline space for our  anticipated  natural gas  requirements under the Firm Transportation Agreement. Each Director received two Units valued at $10,000 per Unit as consideration for the guarantee.

         We filed a Registration Statement for an initial public offering of our
Membership  Units with the Securities and Exchange  Commission on Form SB-2 (SEC
Registration No.  333-130343) on December 15, 2005, which was declared effective on June 15, 2006.  For the period from the effective date to September 28, 2006, no expenses  were  incurred for the  Company's  account in  connection  with the issuance and distribution of the Membership Units for underwriting discounts and commissions,  finder's  fees,  expenses  paid to or for  underwriters.  Offering
expenses,   consisting  of  professional  fees,  costs  of  printing,   postage,
advertising and filing fees were approximately  $404,000.  All payments made for these expenses were paid to the vendors or parties providing the services.  None of the payments  made for such  expenses were paid directly or indirectly to any
Director,  officer,  their associates,  or to persons owning of record more than
10% of the Company's  outstanding  Membership  Units.  On September 28, 2006 the
Company closed the offering and issued 4,794 Membership Units for gross proceeds of $47,940,000,  resulting in net proceeds of  $47,536,000.  The following table indicates  the  approximate  amounts of the net offering  proceeds  spent by the
Company from the date of the effectiveness of its registration statement through
December 31, 2006. Except for $461 spent by the Company for electrical work with
Agland Electric,  which is owned by one of our Directors,  Richard Bilstein, all such amounts were paid directly to the vendors or parties providing the goods or services.

             Amount                           Use of Proceeds

          $13,870,600            Construction of plant, building and facilities
          $   143,600            Repayment of indebtedness
          $32,000,000            Temporary investments

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

     •    Overcapacity in the ethanol industry;
     •    Our ability to obtain the debt  financing  necessary to construct  and operate  our  plant;
     •    Changes in our business strategy,  capital improvements or development plans;
     •    Construction  delays and technical  difficulties in  constructing  the plant;
     •    Changes in the environmental  regulations that apply to our plant site and operations;
     •    Our ability to hire and retain key  employees for the operation of the plant;
     •    Changes in general  economic  conditions or the  occurrence of certain events  causing  an  economic  impact  in  the  agricultural,  oil  or automobile industries;
     •    Changes in the availability and price of natural gas;
     •    Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

     •    Changes and advances in ethanol production technology; and competition from alternative fuel additives.

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

Results of Operation

          We are still in the  development  phase and until our ethanol plant is operational,  we will generate no revenues other than interest  income earned on our cash  balances.  During  the year  ended  December  31,  2006,  we  incurred operating  expenses of approximately  $1,497,000,  which consisted  primarily of professional  fees and  general and  administrative  expenses,  resulting  in an operating  loss of  approximately  $1,497,000.  During  the year,  we earned net interest income of approximately $359,000,  resulting in a net loss for the year of  $1,137,796  or $698 per weighted  average  Membership  Unit. At December 31,
2006, our  accumulated  deficit  equaled  $1,721,377.  The results of operations during the year ended December 31, 2006 are not indicative of the future results of operations  that we anticipate  for the Company once the ethanol plant begins commercial operations.

Overview, Status and Recent Developments

         NEDAK Ethanol,  LLC is a  development-stage  Nebraska limited liability company,  which was formed on December 15, 2003 for the purpose of  constructing and operating an ethanol  plant near  Atkinson,  Nebraska.  When  completed,  we expect that our ethanol plant, which is being constructed on a 72-acre parcel of land which lies  southeast  of the City of Atkinson in north  central  Nebraska, will  consume  approximately  16 to 18 million  bushels  of  locally  grown corn annually,  and produce  approximately 44 million gallons of denatured fuel-grade ethanol and  approximately  290,000 tons of MWDGs for feed cattle annually.  The site is expected to have adequate access to both truck and rail transportation.

         As part of our planning,  we estimated that we would need approximately
$78.4 million to purchase  additional  land and to construct and equip the plant and a total of  approximately  $90  million  to cover all  capital  expenditures necessary  to complete  the project and make the plant  operational  and produce revenue.  To meet  this  capital  commitment,  our  strategy  was to  raise  the necessary funds through a combination of equity and debt  financing.  We filed a
Registration  Statement for an initial public  offering of our Membership  Units with the  Securities  and Exchange  Commission on Form SB-2,  as amended,  which became  effective  on  June  15,  2006.  We  sold  4,794  membership  units  for
$47,940,000 in our registered  offering and closed the offering on September 28,
2006.

         Following the closing of our public  offering and to implement  another essential  component of our capital  planning,  we began  negotiating  with Farm
Credit Services of Grand Forks,  North Dakota  ("Lender"),  to obtain additional funds necessary to provide for construction and permanent debt financing for our ethanol plant.  On February 14, 2007, we entered into a Master Credit  Agreement
(the "Credit  Agreement") with Lender regarding a senior secured credit facility
("Facility")  for the provision of construction and permanent debt financing for our ethanol plant. See "Project  Capitalization"  for a description of the terms of the Credit Agreement.

         Below is a recap of our progress in implementing our Plan of Operations as previously reported as well as recent developments.

         Status of Plant Construction

         In March,  2006,  we purchased  the site on which our ethanol  plant is being constructed for approximately $180,000, which is equal to $2,500 per acre.
We financed the purchase of the site with a promissory note and a portion of the proceeds  of a private  offering of  Membership  Units and notes to our Board of
Directors.

         On August 9, 2006,  we entered into a the  Construction  Contract  with
Delta-T  pursuant to which Delta-T is performing  various services and providing certain  equipment  necessary for the  construction and operation of our ethanol plant.  We paid Delta-T the sum of $8 million  simultaneously  with execution of the  Construction  Contract.  The $8 million payment was intended to serve as an equipment  deposit  and was  allocated  to  equipment  costs.  The  Construction
Contract  requires us to pay Delta-T other  amounts  monthly for the services it renders and the  equipment it purchases for  installation  and use at the plant.
Upon signing the contract with Delta-T, we commenced construction of our ethanol plant.

         The total payments to be made under the  Construction  Contract will be at least $77.5  million  inclusive of the $8 million paid upon  execution of the agreement.  The total  amount may be  increased  due to increases in the cost of steel based on a formula.  The  payments  also do not include any sales or other taxes that may be assessed and paid by us on the services  rendered or materials and equipment purchased.

         We have also agreed to certain cost changes,  effective  October 23 and
25, 2006,  November 20, 2006 and December 14, 2006, which  collectively  provide for a net increase in the costs under the Construction Contract in the amount of approximately  $5,391,000.  Our anticipated  total project cost has never been a firm estimate and we expect that it will continue to change from time to time as construction of the project progresses.

         We also estimate  approximately  $4,000,000 in additional project costs for the construction of the transload facility, rail and other items outside the scope of the Construction Contract with Delta-T.

         Status of other Aspects of Plan Implementation

         To  prepare  for  the  anticipated  operation  of the  plant  following construction, we have also entered into the following agreements:

         • A management  agreement  dated April 13, 2006 with Jerome  Fagerland, our  President and a Director of the Company.  The  agreement  provides that we will pay Mr. Fagerland annual  compensation of $130,000 for his service as General Manager of the Company on an independent  contractor basis. In addition,  we will reimburse Mr. Fagerland for the equivalent cost of insurance up to $850 a month, and for his travel  expenses.  In the event our ethanol plant construction project is terminated,  we are obligated  to pay Mr.  Fagerland  a  severance  amount  equal  to three months' compensation.

         • A Facility Agreement with KMI ("Facility Agreement"),  which provides that KMI will  construct  the  facilities  required  to provide us with natural gas  transportation  service for our ethanol plant for a fee of approximately $919,000, which we have already paid.

         • The Negotiated Rate Agreement with KMI which  establishes the minimum and maximum  quantities  of natural gas KMI will  provide  distribution transportation  services to us under a Transportation Service Agreement on Transporter's Nebraska Gas Distribution System. We agreed to pay KMI
         $0.014  per  therm  delivered  to us for the  first  five  years of the
         Negotiated  Rate  Agreement  for  KMI's   distribution   transportation
         services, and such rate automatically increases thereafter according to a formula based upon the GDP Implicit Price  Deflator  published by the
         U.S. Department of Commerce.  The term of the Negotiated Rate Agreement begins with the  initial  delivery of natural gas by KMI and then lasts for ten years. The Negotiated Rate Agreement  automatically  terminates if KMI constructs the required  facilities under the Facility Agreement but we do not receive delivery of gas by December 31, 2007.

         • The  Transportation  Service Agreement on Transporter's  Distribution
         System dated June 15, 2006 with KMI,  which  provides  that we will pay
         KMI administrative  fees and transportation  charges for KMI's receipt,  transportation and delivery  of natural gas to our plant. The term of the agreement  begins upon the first delivery of natural gas to our  plant  and  continues  for ten  years,  with  automatic  one  year renewals  until  terminated by  either party upon 60 days' notice.  KMI may terminate the agreement if we fail to pay the charges,  if  we fail to take initial  delivery of natural gas by December 31, 2007, or if we permanently  cease operation of our plant.  This agreement  may also be terminated according to the terms of the Facility Agreement.

         • The Firm  Transportation  Service Agreement with KMIGT which provides that during the term of June 1, 2006 through May 31,  2017,  KMIGT will transport  and deliver  quantities of natural gas tendered by us and we will pay at KMIGT's filed rate schedule.

         • The Ethanol Marketing  Contract with Eco which provides that Eco will purchase  our entire  output of ethanol and  provide us  transportation services.  We will pay a monthly  fee of $.01 per net gallon of ethanol purchased  by Eco.  The term  commences  on the  first  day of  ethanol production at our facility  under  construction,  and continues for two years,  with an automatic renewal of one year unless we provide written notice at least four months prior to the end of the initial term.

         • The Grain Procurement  Agreement dated December 14, 2006 with Meuret, which provides that Meuret will have the exclusive right and obligation to provide us with No. 2 yellow corn meeting our  specifications in the full amount  necessary for our operation of our ethanol  facility under construction.  The base price, subject to discounts,  offered by Meurot for the grain to supply us will be the posted  cash  price the  Chicago
         Board of Trade listing less Meuret posted basis. We will pay Meuret the base  price plus a service  fee of $.04 per bushel of grain  delivered.
         The initial  term is from  December 14, 2006 until the end of the third year following the first delivery of grain and will automatically renew for an  additional  24 month term at the end of the  initial  term,  or renewal term,  unless either party  provides  written notice six months prior to the end of the term.

         • The Marketing Agreement dated January 22, 2007 with Distillers, which provides that Distillers will have the exclusive right to purchase from us, and will be  obligated to market,  all MWDGs  produced by us at our ethanol  production  facility  under  construction.  The term is for an initial 24 months  following three months of start up operations of the facility, and beginning on a date mutually agreed by Distillers and us, subject to completion of the facility,  and shall  automatically  renew
         unless  either  party  provides   written  notice  120  days  prior  to
         expiration  of the term.  Under the  Marketing  Agreement,  we will pay
         Distillers  a marketing  fee equal to $1.50 per ton of MWDG sold at $50 per ton or less, and 3.0% of MWDG tonnage sold over $50 a ton.

         We are still in the development  phase,  and until the proposed ethanol plant is operational, we will generate no revenue other than interest income. We anticipate that  accumulated  losses will continue to increase until the ethanol plant is  operational.  We  expect  the plant to be  completed  and that we will commence operations between November 2007 and January 2008.

Plan of Operations

         We expect to spend  approximately the first nine months out of the next
12 months focused primarily on plant construction including, but not limited to, the following activities:  plant construction,  transload facility construction, the establishment of a risk management  program,  and other similar pre-start up items. Such construction, equipment purchases and installation will be primarily handled by Delta-T which will be paid by us by making periodic progress payments based on the work  completed  and  invoiced to us by Delta-T,  as disbursed by a title company pursuant to the Facility.

            During  the next 12 months we will  either  hire staff to handle the direct  operation of the plant or engage a plant  management  company to provide such  staff,  and we  currently  expect  to  employ  approximately  35 people at commencement of operations.  We are currently dependent on our President/General
Manager,  and an  outside  accountant,  for the  maintenance  of our  books  and records.  We intend to hire and train  full-time  administrative  staff prior to commencement  of operations  that will be responsible  for  compliance  with the rules and regulations

promulgated  under  the  Securities  and  Exchange  Act of 1934  concerning  the maintenance  of books and  records,  and the timely and accurate  submission  of annual and periodic reports with the Securities and Exchange Commission.

Project Capitalization

         We expect that the proceeds from our public offering, combined with the debt financing pursuant to the Credit Agreement, will be sufficient to cover all costs associated with  construction of the project.  As indicated above, we sold
4,794 Membership Units for $47,940,000, and obtained $47,536,000 net of offering expenses from the offering which we closed on September 28, 2006.

            Under the Facility with Lender,  we have the ability to borrow up to the lesser of  $42,500,000  or 50% of project costs to finance the  construction and development of our ethanol plant, with the Facility consisting of a multiple advance construction loan (the "Construction  Facility") during the construction period; and at construction completion,  conversion to a permanent ten year term loan facility (the "Term Facility"), a portion of which can be further converted to a $10 million  revolving  term loan (the  "Revolving  Facility"),  subject to certain conditions.

            The  interest  rates  of  the   Facilities   are  as  follows:   The
Construction  Facility  has a  variable  rate of 3.40%  over the  30-day  London
Interbank Borrowing Rate ("LIBOR"). Upon conversion to the Term Facility, we may elect, for both the Term Facility and the Revolving Facility, a variable rate of
3.40%  over the  30-day  LIBOR,  or at any time  within  five  years  after such conversion, a fixed rate for five years equal to the yield of the five year rate with the Federal Home Loan Bank of Des Moines, Iowa, plus 3.40%, and then on the fifth  anniversary  of the initial fixing of the rate, a fixed rate for the next five  years  equal to the  then-current  yield of the five  year  rate  with the
Federal  Home Loan Bank of Des Moines,  Iowa,  plus  3.40%.  The  interest  rate applicable to the Term  Facility and the  Revolving  Facility will be reduced by
0.25% per annum at such time as we reach,  and  maintain  as of the next  fiscal year end,  65%  owners'  equity  (based on  audited  fiscal  year end  financial statements after reduction for any permitted annual  distribution  declaration), and by an additional  0.25% per annum at such time as we reach,  and maintain as of the next  fiscal  year end,  70%  owners'  equity  (based on fiscal  year end
audited   financial   statements   after  reduction  for  any  permitted  annual
distribution declaration).  The interest rate margin will revert to the original rate if owners' equity falls below 65% or 70% at any interim quarterly reporting period.  Other  interest  rate options are  available.  Certain  fixed rates may include breakage fees.

            During construction, we will pay monthly in arrears accrued interest on the outstanding balance of the Facility.  Following  conversion,  we will pay monthly in arrears a level monthly  principal  payment plus accrued  interest so that the  Facility is amortized  over 120 months.  In  addition,  certain  other payments must be applied to the  Facility.  We are also required to make special principal  payments of 40% of Net Available Cash each year,  upon  submission of our annual financial statements to Lender; provided however, we are not required to make such special  principal  payments if we maintain an owners' equity ratio of 50%.

            The principal balance of outstanding  borrowings and any accrued and unpaid  interest  on the Term  Facility  will be due and  payable in full on the maturity  date which  shall be no later than 120 months from  construction  loan conversion,  which  shall  not be later  than  March 1,  2018.  Within  the Term
Facility,  the Construction  Facility converts to the Term Facility on the first of the month following substantial completion,  but no later than March 1, 2008.
The  Revolving  Facility  has a maturity no later than  December  31,  2017.  In addition, upon the occurrence of any event of default under any Facility, if any event of default continues to exist after the expiration of any applicable grace period,  the Lender may  accelerate  the  maturity of the  Facility and exercise other customary rights and remedies.

            The  obligations  under the Facility are secured by a first priority lien on substantially all of our real and personal  property.  Prepayment on the
Facility is prohibited  for three years from  completion of plant  construction, then  prepayment  is permitted  with a 1% premium  during the fourth  year,  and thereafter  without premium.  An additional  prepayment lockout is applicable if the fixed rate option is selected.

            Under  the  Facility,  we are  required  to make  certain  customary representations and are subject to customary affirmative and negative covenants, including  restrictions on our ability to incur debt,  create liens,  dispose of assets, pay distributions and to make capital expenditures, and customary events of default  (including  payment  defaults,  covenant  defaults,  cross defaults, construction  related  defaults and  bankruptcy  defaults).  The

Facility also contains  financial  covenants  including minimum working capital, certain  reserves,  minimum  current  assets  to  current  liabilities,  minimum tangible net worth,  minimum  owners'  equity  ratio and a minimum  fixed charge coverage  ratio.  Certain post closing  items are also  required to be completed prior to  funding  under  the  Facility.  A  portion  of the  Facility  is being participated out to financial institutions other than the Lender.

         In  addition,  the  City  of  Atkinson,   Nebraska  has  indicated  its
nonbinding  intention to issue tax increment  financing notes (the "TIF Notes"),
the  proceeds  of  which,   if  issued,   would  be  used  to  pay  for  certain
infrastructure  improvements  relating  to our  plant.  The TIF Notes will be an obligation of the City, not of the Company.  They would be retired from property tax  payments we will make to the City,  which in turn are based on the value of our land and buildings.  Based upon our valuation and tax assessment  estimates, we  believe  the City may be able to issue  approximately  $4.6  million  in TIF
Notes.  If issued,  the TIF Note proceeds would be used to pay for, or reimburse
us  for,  land  costs,   site   preparation   costs,   utility   extensions  and
installations,  roadways and pollution control equipment. We expect that the TIF
Note  proceeds will not be received  until after our plant is  completed,  if at all. If for any reason we never  receive TIF Note  proceeds or receive less than we  expect  to  receive,  we  believe  we  would  need to seek  working  capital financing.  The City's  ability  to issue and sell TIF Notes  depends on factors beyond our control,  such as interest  rates and  purchaser  demand for Nebraska municipal securities. We agreed to pay an outside advisor a retainer, to pay its counsel's  fees,  and a  placement  agency  fee of 3% of the  value  of the loan secured by the TIF Notes.

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

            Equity offering gross proceeds                           $47,940,000
            Private offering gross proceeds                           $2,035,000
            Debt financing                                           $42,500,000
            TIF Note Financing (1)                                    $4,597,000
            Other (2)                                                   $815,000
            --------------------------------------------------------------------
            Total Sources of Funds(3)                                $97,887,000

                        Sources of Funds                            Amount

            Costs of Equipment and Construction of Ethanol           $79,242,643
                Plant
            Land and site preparation                                 $1,059,475
            Engineering and architectural fees                          $918,526
            Bonding and insurance                                     $2,160,000
            Rolling stock, office equipment, water treatment            $500,000
            Transload facility                                        $4,000,000
            Contingency reserve                                       $1,324,700
            Capitalized Interest and Financing Costs                  $1,300,000
            Start-up Expenses:  working capital and inventory,        $1,310,000
                through first month of production

            Cash reserves, management, accounting, legal and          $8,231,656
                other
            --------------------------------------------------------------------
            Total Uses of Funds                                      $97,887,000

            (1) See   discussion   regarding   TIF  Notes  under  Item  6.
                Management's   Discussion   and   Analysis   or   Plan  of
                Operation--Project Capitalization.
            (2) Includes   $15,000   aggregate  loan  from  Directors  and
                $800,000 in interest received on investor subscriptions in our public offering through March, 2007.
            (3) Excludes  approximately $2.4 million in Nebraska sales tax payments and an equal amount of sales tax rebates.

Application of Critical Accounting Estimates

          Management  uses estimates and  assumptions in preparing our financial statements in accordance with accounting  principles  generally  accepted in the
United States.  These estimates and assumptions  affect the reported  amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the  reported  revenues  and  expenses.  We do  not  believe  that  any  of  the significant  accounting  policies  described  in  the  notes  to  the  financial statements is critical at this time, however we expect to continue to review our accounting  policies as we commence  operation of our ethanol  plant in order to determine if any of these accounting policies are critical.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 7.  Financial Statements.

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nedak Ethanol, LLC
Atkinson, Nebraska

We have  audited  the  accompanying  balance  sheet  of  Nedak  Ethanol,  LLC (a development stage company),  as of December 31, 2006 and the related  statements of operations,  changes in members' equity,  and cash flows for the years ending
December 31, 2006 and 2005 and the period from inception  (December 15, 2003) to
December 31, 2006.  These  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  financial  position  of Nedak  Ethanol,  LLC,  (a development  stage  company) as of  December  31,  2006,  and the results of its operations  and its cash flows for the years  ending  December 31, 2006 and 2005 and the period from  inception  (December  15, 2003) to December  31,  2006,  in conformity with U.S. generally accepted accounting principles.

                                    /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                    Certified Public Accountants

Minneapolis, Minnesota
April 2, 2007

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                              Audited Balance Sheet

------------------------------------------------------------------------------------------
                                                                        December 31,
ASSETS                                                                      2006
------------------------------------------------------------------------------------------

Current Assets
     Cash and equivalents                                          $       34,395,623
     Accrued interest receivable                                               49,973
     Prepaid and other current assets                                          55,106
                                                                   -----------------------
          Total current assets                                             34,500,702

Property and Equipment
     Land                                                                     350,519
     Office equipment                                                          12,836
     Construction in process                                               14,544,169
                                                                   -----------------------
                                                                           14,907,524
     Less accumulated depreciation                                            (1,448)
                                                                   -----------------------
          Net property and equipment                                       14,906,076

Other Assets
     Debt issuance costs                                                      218,380
                                                                   -----------------------
          Total other assets                                                  218,380

          Total Assets                                             $       49,625,158
                                                                   =======================

------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
------------------------------------------------------------------------------------------

 Current Liabilities
     Accounts payable                                              $          121,374
     Construction payable                                                   1,353,655
     Accrued interest and other                                                 5,057
                                                                   -----------------------
          Total current liabilities                                         1,480,086

 Notes payable - members                                                       15,000

 Commitments and Contingencies

 Members' Equity
     Member contributions, net of cost of raising capital
         5,229 units outstanding                                           49,851,449
     Deficit accumulated during development stage                         (1,721,377)
                                                                   -----------------------
         Total members' equity                                             48,130,072
                                                                   -----------------------

Total Liabilities and Members' Equity                              $       49,625,158
                                                                   =======================

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Statement of Operations

----------------------------------------------------------------------------------------------------------------------
                                                    Year Ended              Year Ended            From Inception
                                                   December 31,            December 31,         (December 15, 2003)
                                                       2006                    2005            to December 31, 2006
----------------------------------------------------------------------------------------------------------------------

Revenues                                      $                 -     $                 -     $                  -

Operating Expenses
     Professional fees                                    266,104                 458,758                  739,771
     Project coordinator                                   71,806                  59,625                  174,931
     Organizational                                             -                  26,313                   26,313
     Contract labor                                        20,232                   5,623                   25,855
     General and administrative                         1,138,727                  13,795                1,152,787
                                              --------------------    --------------------    ---------------------
       Total operating expenses                         1,496,869                 564,114                2,119,657
                                              --------------------    --------------------    ---------------------

Operating Loss                                        (1,496,869)               (564,114)              (2,119,657)

Other Income (Expense)
     Grant income                                               -                       -                   38,500
     Other income                                               -                       -                    2,000
     Interest income                                      598,492                       -                  598,492
     Interest expense                                   (239,419)                   (750)                (240,712)
                                              --------------------    --------------------    ---------------------
       Total other income (expense), net                  359,073                   (750)                  398,280
                                              --------------------    --------------------    ---------------------

Net Loss                                      $       (1,137,796)     $         (564,864)     $        (1,721,377)
                                              ====================    ====================    =====================

Weighted Average Units
Outstanding                                                 1,629                      85                      567
                                              ====================    ====================    =====================

Net Loss Per Unit                             $          (698.46)     $        (6,645.46)     $         (3,035.94)
                                              ====================    ====================    =====================

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
     Period from December 15, 2003 (Date of Inception) to December 31, 2006

                     Statement of Changes in Members' Equity

                                                                                                        Total
                                                                                                ----------------------
      Balance - December 15, 2003                                                               $                -

           Capital Contributions - 15 units, $5,000 per unit, May 2004                                      75,000

           Net loss for the year ended December 31, 2004                                                  (18,717)

      Balance - December 31, 2004                                                                           56,283

           Capital Contributions - 88 units, $5,000 per unit, February                                     440,000
           through September 2005

           Capital contributions -- 154 units, $5,000 per unit, November 2005                              770,000

           Net loss for the year ended December 31, 2005                                                 (564,864)
                                                                                                ----------------------

      Balance - December 31, 2005                                                                          701,419

           Capital Contributions - 150 units, $5,000 per unit, March 2006                                  750,000

           Value of units  issued for line of credit  guarantee - 28 units,  $10,000 per unit,             280,000
           May 2006

           Capital contributions - 4,794 units, $10,000 per unit, September 2006                        47,940,000

           Cost of raising capital                                                                       (403,551)

           Net loss for the year ended December 31, 2006                                               (1,137,796)
                                                                                                ----------------------

      Balance - December 31, 2006                                                               $       48,130,072
                                                                                                ======================

Notes to Financial Statements are an integral part of this Statement.

                                                   NEDAK ETHANOL, LLC
                                             (A Development Stage Company)
                                                Statement of Cash Flows

------------------------------------------------------- --------------------- --------------------- ---------------------
                                                             Year Ended            Year Ended          From Inception
                                                            December 31,          December 31,      (December 15, 2003)
                                                                2006                  2005          to December 31, 2006
------------------------------------------------------- --------------------- --------------------- ---------------------

Cash Flows from Operating Activities
   Net loss                                             $     (1,137,796)      $    (564,864)         $   (1,721,377)
   Adjustments to reconcile net loss to net cash used
   in operations:
     Depreciation                                                   1,448                   -                   1,448
     Interest for line of credit guarantee                        233,333                   -                 233,333
     Change in assets and liabilities
       Interest receivable                                       (49,973)                   -                (49,973)
       Prepaid and other                                         (39,654)            (15,452)                (55,106)
       Accounts payable                                            39,315              28,377                 121,374
       Accrued interest and other                                   3,816                 750                   5,057
                                                        -------------------    ------------------    --------------------
           Net cash used in operating activities                (949,511)           (551,189)             (1,465,244)

Cash Flows from Investing Activities
   Deposits                                                             -             (5,000)                 (5,000)
   Payments for purchase of land                                (218,503)                   -               (218,503)
   Proceeds from sale of land                                      16,584                   -                  16,584
   Capital expenditures                                          (12,836)                   -                (12,836)
   Payments for construction in process                      (13,190,514)                   -            (13,190,514)
                                                        -------------------    ------------------    --------------------
           Net cash used in investing activities             (13,405,269)             (5,000)            (13,410,269)

Cash Flows from Financing Activities
   Proceeds from short term bank note                                   -                   -                  38,500
   Payments on short term bank note                                     -                   -                (38,500)
   Proceeds from notes payable to members                               -                   -                  15,000
   Payments for debt issuance costs                             (118,031)                   -               (171,713)
   Payments on note for land                                    (143,600)                   -               (143,600)
   Member contributions                                        48,690,000           1,210,000              49,975,000
   Payments for deferred offering costs                         (363,094)            (40,107)               (403,551)
                                                        -------------------    ------------------    --------------------
              Net cash provided by financing                   48,065,275           1,169,893              49,271,136
              activities
                                                        -------------------    ------------------    --------------------
Net Increase in Cash and Equivalents                           33,710,495             613,704              34,395,623

Cash and Equivalents--Beginning of Period                          685,128              71,424                       -
                                                        -------------------    ------------------    --------------------
Cash and Equivalents--End of Period                      $      34,395,623      $      685,128              34,395,623                                                                                         $
                                                        ===================    ==================    ====================

Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities

     Deferred offering costs included in accounts       $               -      $       60,939        $              -
     payable
                                                        ===================    ==================    ====================
     Debt issuance costs included in accounts payable   $          53,682                   -                       -
                                                        ===================    ==================    ====================
     Deposit applied to land purchase                   $               -      $            -        $          5,000
                                                        ===================    ==================    ====================
     Land acquired through the issuance of note         $         143,600      $            -        $        143,600
     payable
                                                        ===================    ==================    ====================
     Deferred offering costs offset against equity      $         403,551      $            -        $        403,551
                                                        ===================    ==================    ====================
     Units issued for line of credit purchase           $         280,000      $            -        $        280,000
                                                        ===================    ==================    ====================
     Construction costs included in accounts payable    $       1,353,655      $            -        $      1,353,655
                                                        ===================    ==================    ====================

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  As of December 31, 2006, the Company is in the development
stage  with  its  efforts  being   principally   devoted  to  construction   and
organizational  activities.  The  total  cost  of  the  project,  including  the construction  of the  ethanol  plant  and  start-up  expenses,  is  expected  to approximate $97,900,000, net of anticipated sales tax refunds and rebates.

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

Cash and Equivalents

The Company  considers  all highly  liquid debt  instruments  with a maturity of three months or less to be cash and equivalents.

The Company maintains its accounts primarily at two financial  institutions.  At times  throughout the year, the Company's  cash and  equivalents  balances which include money market funds,  may exceed amounts  insured by the Federal  Deposit
Insurance  Corporation.  At December  31,  2006,  the Company has  approximately
$32,000,000 in money market funds.

Property and Equipment

Property and  equipment is stated at the lower of cost or estimated  fair value.
Depreciation  is provided  over an estimated  useful life by use of the straight
line  method.   Maintenance   and  repairs  are  expensed  as  incurred;   major
improvements and betterments are capitalized.

The Company  capitalizes  construction  costs and  construction  period interest until the assets are placed in service.  The Company had no interest  related to construction in progress for the year ended December 31, 2006.

Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the effective interest method.  There were no amortization  expenses related to debt issuance  costs on the Company's  credit  agreement for the years ended December
31, 2006 and 2005.  The Company did  however  amortize  $233,000  related to the shares issued as a guarantee on the line of credit discussed in Note 4.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2006 and 2005

Deferred Offering Costs

The Company  deferred the costs  incurred to raise equity  financing  until that financing  occurred.  In September 2006, the issuance of new equity occurred and costs of approximately $404,000 were netted against the proceeds received.

Fair Value of Financial Instruments

The carrying value of cash and  equivalents  and accounts  payable  approximates fair value.  It is not currently  practicable  to estimate the fair value of the notes payable since these  agreements  contain  unique  terms,  conditions,  and restrictions,  which were  negotiated at arm's  length,  as discussed in Note 4, there  was no  readily  determinable  similar  instrument  on  which  to base an estimate of fair value.

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

2.  MEMBERS' EQUITY

The  Company  was formed on December  15,  2003 to have a  perpetual  life.  The
Company was initially  capitalized  by members who  contributed  an aggregate of
$75,000 for 15  membership  units.  From  February  2005 to November  2005,  the
Company  issued an  additional  242 units at $5,000  per unit for an  additional
$1,210,000.  In March 2006,  the Company  issued an additional  150 units for an additional  $750,000.  In May 2006,  in exchange  for  guaranteeing  the line of credit agreement,  the Company's fourteen board members were issued 2 additional units at $10,000  per unit for a total of 28 units  totaling  $280,000  (further discussed in Note 4).

The Company filed a Form SB-2  Registration  Statement  with the  Securities and
Exchange  Commission  (SEC).  The Offering was for a minimum of 3,500 membership units and up to 6,000  membership units at $10,000 per unit for minimum offering proceeds of $35 million and maximum proceeds of $60 million, before any costs of raising capital.  An investor was required to purchase a minimum of three units.
The  registration  became  effective on June 15, 2006.  The equity  offering was closed on  September  28, 2006 with the issuance of the 4,794  membership  units totaling  $47,940,000.  The Company offset these proceeds with deferred offering costs of approximately $404,000.

Income and losses  are  allocated  to all  members  based upon their  respective percentage of units held.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2006 and 2005

3.  INCOME TAXES

The differences between financial statement basis and income tax basis of assets are as follows at December 31, 2006:

                                                                        December 31,
                                                                            2006
                                                                     -------------------
        Financial statement basis of total assets                 $         49,625,158

            Organizational costs expensed for financial
               reporting purposes                                            2,119,657
                                                                     -------------------
        Income tax basis of total assets                          $         51,744,815
                                                                     ===================

There were no differences  between the financial  statement basis and income tax basis of the Company's liabilities.

4.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at
5% per annum with  principal  and interest due on April 8, 2009.  If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum  until the date of the  payment.  Accrued  interest  at
December 31, 2006 was approximately $2,000.

Note Payable for Land

In March 2006, the Company entered into a promissory  note for $143,600  secured by deeds of trust to  purchase  land under one of the  options as noted below in
Note 6. The loan  incurred  interest  at the rate of 7.25% per annum and was due and payable in a lump sum payment on  November 1, 2006.  The Company  repaid the loan in August 2006 with proceeds from the equity offering.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company  may draw up to  $150,000  until  maturity  in April  2007.  Interest is payable  upon the  lender's  demand  or in April  2007 at a rate of  16.0%.  The agreement is secured by the personal  guarantees  of each of the fourteen  board members.  As of December 31, 2006,  there were no borrowings  outstanding on the line of credit.

In May 2006,  in exchange for  guaranteeing  the line of credit  agreement,  the
Company's  fourteen  board  members  were issued 2 additional  membership  units valued  at  $10,000  per unit for a total of 28  units  totaling  $280,000.  The issuance of these units was recorded as a debt issuance cost on May 15, 2006 and will be amortized to interest  expense over the term of the line of credit.  The additional  interest  expense  related to this  amortization  was  approximately
$233,000 for the year ending December 31, 2006.

                               NEDAK ETHANOL, LLC
                         (A Development Stage Company)

                         Notes to Financial Statements

                           December 31, 2006 and 2005

5.  LEASES

In April  2006,  the  Company  entered  into a one year  lease  agreement  for a temporary  office  building for $925 per month.  The Company is also required to pay approximately $10,500 for setup and take down expenses.

6.  LAND

In March  2005,  the  Company  entered  into a  contract  to have the  option to purchase  approximately 72 acres of land in Holt County Nebraska, for $2,500 per acre. The Company paid $5,000 to an unrelated party for this option. The initial option  was to  remain  in  effect  for two  years  from the date of the  option contract.  In March 2006, the Company  purchased the property for $179,500.  The
Company  entered into a promissory  note of $143,600 with the seller of the land as discussed in Note 4.

In March 2006, the Company purchased  approximately one acre of land for $10,000 in order to expand the road for the ethanol plant.

In April  2006,  the  Company  purchased  two  acreages  of land in Holt  County
Nebraska. The Company purchased  approximately four and eleven acres for $40,000 and $135,000 respectively to be used for the transload facility.

7.  TAX INCREMENT FINANCING

The Company  received  notification  that the City of Atkinson has indicated its
nonbinding  intention  to  issue  approximately   $6,577,000  in  tax  increment
financing  notes  to  assist  with  costs  related  to  certain   infrastructure
improvements such as land costs, site preparation costs,  utility extensions and installations, roadways and pollution control equipment.

In January 2007, the Company entered into an agreement with an investment banker to act as the placement  agent for a taxable tax increment  revenue  notes.  The
Company  paid a  non-refundable  retainer of $10,000 and will pay a fee upon the successful  completion  of the note equal to 3% of the total amount of the note, payable at closing.

8.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction services  fixed price contract of  $61,800,000  with a contractor,  an unrelated party, for the construction of the ethanol plant. In addition,  the Company will pay  approximately  $10,600,000  for variable  items which are subject to change based on the difference  between the base June 2006 surcharge  ($0.7098) and the
December  2006  surcharge  ($1.3370)  for 304  stainless  steel as  published by
Brightontruedge.com.   As  of  December  31,  2006,  the  Company  has  incurred
approximately  $13,100,000  under this agreement with  approximately  $1,300,000 included in  construction  payable as retainage.  Either party may terminate the contract for cause, as specified in the agreement.

In October 2006, the Company  entered into an agreement with an unrelated  party for the construction of the administration  building for an amount not to exceed approximately  $223,000.  The contract may be  terminated by the Company with or without  cause upon  three  days'  written  notice  subject to payment  for work completed and any applicable  costs and retainage.  As of December 31, 2006, the
Company has incurred approximately $127,500 for these services.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2006 and 2005

In October 2006, the Company  entered into an agreement with an unrelated  party for the  construction  of the  maintenance  building for an amount not to exceed approximately  $109,000.  The contract may be  terminated by the Company with or without  cause upon  three  days'  written  notice  subject to payment  for work completed and any applicable  costs and retainage.  As of December 31, 2006, the
Company  has  incurred  approximately  $102,000  for  these  services  of  which approximately $27,700 is included in construction payable.

Consulting contracts

In March 2005, the Company  entered into an agreement with an unrelated party to provide  engineering,  consulting and related services for an estimated  $42,000 which includes expenses.  The Company is required under the agreement to deposit the estimated  amount into an escrow  account.  The  consultant  will submit its monthly  invoices  to  the  escrow  agent  for  payment.  The  agreement  may be terminated by either party upon a seven day written  notice.  In March 2006, the
Company  entered  into an agreement  for  continued  services for an  additional
estimated   $16,000.   As  of  December  31,  2006,  the  Company  has  incurred
approximately  $78,000  for  these  services  of which  approximately  $4,700 is included in construction payable.

In November 2005, the Company  entered into an agreement with an unrelated party to prepare plans,  specifications  and  applications  for the construction of an access road. The Company has paid $9,000 for these services.  In April 2006, the agreement was amended to include additional services of $1,500 for a total price of $10,500.  The Company has also entered into  additional  agreements with this party for surveying,  staking services,  and on site wastewater treatment system design for  approximately  $33,900.  As of December  31,  2006,  the Company has
incurred approximately $48,000 for these services of which approximately $400 is included in construction payable.

In March 2006, the Company  entered into an agreement with an unrelated party to provide project management services.  The Company will pay an hourly rate not to exceed  $8,000  per month  without  prior  approval  by the  Company  along with reasonable  out-of-pocket  expenses. The agreement is in effect until terminated by either party providing  thirty days written notice.  As of December 31, 2006, the Company has incurred approximately $41,000 for these services.

In March 2006, the Company  entered into an agreement with a related party,  the
President  of the  Company,  to be the General  Manager  and to provide  general oversight of all aspects of the project beginning. The Company will pay $130,000 per year plus reimbursement of travel expenses and insurance.  If the project is terminated  by  a  30  day  notice,  the  Company  will  provide  a  three-month termination  package.  As  of  December  31,  2006,  the  Company  has  incurred approximately $107,000 for these services.

In November 2006, the Company  entered into an agreement with an unrelated party to provide  lobbying and  consulting  services.  The Company will pay $3,000 per month  beginning in December  2006 for lobbying  services and a standard  hourly rate for consulting services. The agreement will continue for a period of twelve months and will automatically  renew for consecutive twelve month periods unless terminated by either party with a three months' notice. As of December 31, 2006, the Company has incurred approximately $3,000 for these services.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2006 and 2005

Bank financing

In February 2007, the Company entered into a credit agreement with a lender with which the Company  previously had a written letter of intent and proposal letter for a multiple advance  construction loan. The Company has the ability to borrow up to the  lesser  of  $42,500,000  or 50%  of  project  costs  to  finance  the construction  and development of the plant.  Upon  completion of the plant,  the construction  loan will  convert to a permanent  ten year term loan,  of which a portion may be further  converted  to a  $10,000,000  revolving  term loan.  The initial construction loan provides for a variable interest rate of 3.4% over the
30 day LIBOR. The commitment  requires the Company to maintain certain financial covenants once the loan is converted to term debt including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures. The Company is also required to make special principal payments of 40% of Net Available  Cash each year unless they maintain an owners'
equity  ratio of 50%. The Company has  incurred  approximately  $172,000 in debt financing costs on this credit  agreement and is obligated to pay  approximately an additional $483,000.

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

Marketing agreement

In  November  2006,  the Company  entered  into a  marketing  agreement  with an unrelated  party for the sale of all of the  ethanol  the Company is expected to produce.  The Company  agrees to pay the buyer a fixed rate fee of $0.01 per net gallon for the services  provided.  The agreement  commences on the first day of ethanol  production  and  shall  continue  for two  years.  The  agreement  will automatically  renew for an  additional  one year unless the Company  gives four months' written notice.

In  January  2007,  the  Company  entered  into a  marketing  agreement  with an unrelated party to purchase all of the modified wet distillers grains (MWDG) the
Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price,  subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of
MWDG sold over $50 a ton.  The  agreement  commences three months after start up operations of the plant and continues for two years.  The agreement  shall renew for an additional two years thereafter unless either party has given four months written notice.

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company  will pay a base price per bushel  subject  to  discounts,  based on the posted  cash price from the  Chicago  Board of Trade less the  providers  posted basis.  The  Company  will

pay a service fee of $0.04 per bushel of grain  delivered.  The initial  term of the  agreement  shall be from the date the agreement was signed until the end of the third year following the first delivery of grain to the plant. The agreement will  automatically  renew for an additional two year period  thereafter  unless terminated  by either party with a six months  written  notice.  In the ordinary course of business,  the Company will enter into forward purchase  contracts for its commodity purchases.  The Company,  through Meuret, has entered into forward purchase contracts to purchase approximately three million bushels of corn at an average cost of $3.41 per bushel for delivery  between  October 2007 and January
2010.

10.  RELATED PARTY TRANSACTIONS

The Company paid a  construction  firm,  which is owned by a family  member of a member and director of the Company,  approximately $959,000 for site preparation work and road improvements.

The Company  entered  into an option to lease land with a member and director of the  Company.  The Company  paid $200 as a deposit for this option which will be applied to the ground lease.  The term of the option is for one year. The lease, if entered into, will have a term of twenty years at $3,000 per year.

Item 8. Change In and Disagreements With Accountants on Accounting and Financial
        Disclosure.

         None.

Item 8A. Controls and Procedures.

         Our  management,  including  our  President  (our  principal  executive officer),  Jerome Fagerland,  along with our Treasurer (our principal  financial officer),  Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and  procedures  (as defined in Rule 15d-15 under the under the  Securities  Exchange Act of 1934, as amended (the "Exchange  Act")),  as of
December 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure  controls and procedures are presently effective in ensuring that material information related to us is recorded,  processed,  summarized and reported  within  the  time  periods  required  by the  forms  and  rules of the
Securities and Exchange Commission.

          Our  management,  including  our principal  executive  officer and our principal  financial  officer,  have  reviewed and  evaluated any changes in our internal control over financial  reporting that occurred as of December 31, 2006 and there has been no  change  that has  materially  affected  or is  reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information.

         None.

                                    PART III

Item 9. Directors,  Executive Officers,  Promoters,  Control Persons; Compliance
        with Section 16(a) of the Exchange Act.

Directors and Officers

         The following table provides  certain  information  about the Company's
Directors  and  officers.  None of our  Directors  or  officers  has served as a director of another company which is required to file reports under the Exchange
Act.

                            Positions     Term of Office
      Name and Age        with Company         (1)                             Business Experience

Jeff Lieswald, 46           Director      Since 2005(4)    Mr.  Lieswald  has  worked  as an  electrician  for  Agland
                                                           Electric Motor for 21 years.
Todd Shane, 44              Director      Since 2005(2)    Mr.  Shane has worked as a farmer and rancher with HBK Land
                                                           & Cattle Co. since 1985.
Kirk Shane, 49              Director      Since 2005(2)    Mr.  Shane is an owner  and  operator  of a farm and  ranch which he has run for 30 years.
Gerald Winings, 65          Director      Since 2005(2)    Mr.  Winings has been the  Manager of Atkinson  Fertilizer,
                                                           Inc.,   a   blender   and   distributor   of   agricultural
                                                           fertilizers for ten years.
Everett Vogel, 57           Director,     Director since   Mr.  Vogel has been the  President  and  Director of Stuart
                           Chairman of    2005, Chairman   Fertilizer  and Grain,  Inc., a blender and  distributor of
                           the Board,        and Vice      agricultural fertilizers, since 1985.
                              Vice       President since
                            President        2006(3)

Paul Seger, 68              Director      Since 2005(2)    Mr.  Seger has been the owner of Seger  Farms  since  1967, the  President  of Seger  Grain and  Trucking,  Inc.  since
                                                           1974,  the President of Seger  Funeral  Homes,  Inc.  since
                                                           1960, and a Director since 1985.
Kenneth Osborne, 64         Director      Since 2005(4)    Mr.  Osborne has been the President and Director of Osborne
                                                           Construction, Inc. since 1966.
Robin Olson, 46             Director      Since 2005(3)    Mr.  Olson  has been the Vice  President  and  Director  of
                                                           Olson  Industries,  Inc., a  manufacturer  of airport light bases,  irrigation  systems,  commercial  trash  canisters, electric utility poles and other galvanized  products,  for
                                                           23 years.
Clayton Goeke, 72           Director      Since 2005(3)    Mr. Goeke is a farmer and rancher.
Jerome Fagerland, 57        Director,     Director since   Mr.  Fagerland  served as President  of Great  Western Bank
                            President    2005, President   from  2002 - 2006 and  served  as the  President  and Chief
                           and General     since 2003,     Executive Officer of First Western Bank from 1991 to 2002.
                             Manager     General Manager
                                          since 2006(3)
Steve Dennis, 47            Director      Since 2005(4)    Mr.  Dennis has been the owner and manager of O'Neill Grain
                                                           Co., a grain elevator operator, for 17 years.
Paul Corkle, 57             Director      Since 2005(2)    Mr.  Corkle is a farmer and  rancher and has been the owner of Corkle Insurance Agency since 1979.
Timothy Borer, 42           Director,     Director since   Mr.  Borer  is  a  self  employed  farmer.   He  previously
                            Secretary    2005, Secretary   managed the Gaylen Land and Cattle Company for 23 years.
                          and Treasurer   and Treasurer
                                          since 2003(4)
Richard Bilstein, 60        Director,     Director since   Mr.  Bilstein  has been the farm manager of Seger Farms for
                              Vice          2005, Vice     36 years.
                           Chairman of    Chairman since
                            the Board        2006(4)

(1)  Because the Company was a member-managed limited liability company prior to
     December 14,  2005,  the  Directors'  term of office as such refers back to that date.
(2)  Indicates the Director's term expires at the 2007 Annual Members' Meeting.
(3)  Indicates the Director's term expires at the 2008 Annual Members' Meeting.
(4)  Indicates the Director's term expires at the 2009 Annual Members' Meeting.

Family Relationships

         Jeff Lieswald is the  brother-in-law  of Timothy  Borer, a Director and the  Company's  Secretary  and  Treasurer.  Todd  Shane  and  Kirk  Shane,  both
Directors,  are brothers.  Gerald Winings is the  brother-in-law of Ken Osborne, both of whom are Directors.

Audit Committee and Audit Committee Financial Expert

         The  Company  has a  separately  designated  standing  Audit  Committee established  in accordance  with section  3(a)(58)(A) of the Exchange Act, whose members include Messrs. Bilstein and Seger, Co-Chairmen,  Todd Shane and Timothy
Borer.  The Board of Directors has determined  that the Audit Committee does not have an  audit  committee  financial  expert  as that  term is  defined  in Item
407(d)(5)(ii)  of Regulation S-B who is willing to serve in that  capacity.  Our
Board of Directors is in the process of identifying an audit committee financial expert.

Code of Ethics

         On March 22, 2007,  the Company's  Corporate  Governance / Compensation
Committee recommended to the full Board of Directors to adopt the Company's Code of Ethics, which is attached as an exhibit to this Annual Report on Form 10-KSB.
At the present  time, in the event we amend our Code of Ethics or grant a waiver from  its  terms,  we plan on  disclosing  the  same  through  filings  with the
Securities and Exchange Commission, and not on our website.

Item 10.          Executive Compensation.

         As of March 1, 2007, the Company had one paid  administrative  employee and does not pay, and has not paid its last three fiscal years, any compensation to any of its  officers  for their  service as  officers.  The Company  does not provide any of bonus,  stock  options,  stock  appreciation  rights,  non-equity incentive plans,  non-qualified deferred compensation or pension benefits to its officers.  Further,  the Company has no agreements  with any officer,  for their service as such,  pertaining  to change in control  payments.  The Company  does reimburse  its officers for their  expenses  incurred  relating to their service provided to us.

         The Company  entered into a management  agreement  dated April 13, 2006
(the "Management Agreement") with Jerome Fagerland, our President and a Director of the Company.  The Management Agreement provides that the Company will pay Mr.
Fagerland annual  compensation of $130,000 for his service as General Manager of the Company on an independent  contractor  basis. In addition,  the Company will reimburse Mr. Fagerland for the equivalent cost of insurance up to $850 a month, and  for  his  travel  expenses.  In  the  event  the  Company's  ethanol  plant construction  project  is  terminated,  the  Company  is  obligated  to pay  Mr.
Fagerland a severance amount equal to three months' compensation.

         The table below  summarizes the amounts paid to Mr. Fagerland under the
Management  Agreement in fiscal year 2006 and includes all forms of compensation payable.

                                             SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation
------------------------------- ------------------- --------------------- ----------------------- --------------------
 Name and Principal Position           Year                Salary         All Other Compensation         Total

Jerome Fagerland,
General Manager                        2006               $95,000               $7,014 (1)             $102,014

(1)  The  amount  disclosed  in the  table  includes  all  amounts  the  Company reimbursed Mr.  Fagerland for respecting  equivalent  insurance costs under the terms of the Management Agreement in fiscal year 2006.

         The table below summarizes amounts paid to our Directors in fiscal year
2006.  All amounts  indicated in the table below were not paid to the  Directors for their services as such,  but rather were grants of two  Membership  Units of the Company  each,  granted to each  Director  in May 2006 in exchange  for each
Director's  personal  guarantee of $10,715 of a letter of credit issued by Great
Western  Bank in favor of KMIGT in  order  to  reserve  pipeline  space  for our anticipated  natural gas requirements under the Firm  Transportation  Agreement.
The  value of each  Unit  was  determined  in  accordance  with our most  recent offering price of $10,000 per Unit.

                              DIRECTOR COMPENSATION

                      Name               Stock Awards ($) (1)       Total ($)
           ---------------------------- ----------------------- -------------------

                  Jeff Lieswald                $20,000               $20,000
                   Todd Shane                  $20,000               $20,000
                   Kirk Shane                  $20,000               $20,000
                 Gerald Winings                $20,000               $20,000
                  Everett Vogel                $20,000               $20,000

                   Paul Seger                  $20,000               $20,000
                 Kenneth Osborne               $20,000               $20,000
                   Robin Olson                 $20,000               $20,000
                  Clayton Goeke                $20,000               $20,000
                Jerome Fagerland               $20,000               $20,000
                  Steve Dennis                 $20,000               $20,000
                   Paul Corkle                 $20,000               $20,000
                  Timothy Borer                $20,000               $20,000
                Richard Bilstein               $20,000               $20,000

         (1) As discussed above, these awards consisted of Membership Units--the
Company does not issue stock as a limited liability company.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Stockholder Matters.

         The Company has not  authorized  the issuance of any equity  securities for purposes of any equity  compensation  plan.  The following  table sets forth certain information as of March 30, 2007, with respect to the Unit ownership of:
(i) each  Director of the Company,  and (ii) all  Officers and  Directors of the
Company,  14 in number,  as a group. We are not aware of any person or group (as that term is used in Section  13(d)(3) of the Exchange Act) who beneficially own more than 5% of our Units.  Messrs. Borer and Fagerland serve in the capacity of executive officers. Except as noted below, the persons listed below possess sole voting and investment power over their respective Units.

                                                             Amount and Nature of
               Name of Beneficial Owner                    Beneficial Ownership (1)          Percent of Class (2)

                      Todd Shane                                   19 Units                         0.36%
                    Gerald Winings                               13 Units (3)                       0.25%
                     Paul Corkle                                51 Units (3)(4)                     0.96%
                      Kirk Shane                                 19 Units (3)                       0.36%
                      Paul Seger                                 62 Units (5)                       1.19%
                    Clayton Goeke                                33 Units (3)                       0.63%
                     Robin Olson                                   23 Units                         0.44%
                    Everett Vogel                                  24 Units                         0.46%
                    Timothy Borer                                   9 Units                         0.17%
                    Jeff Lieswald                                  19 Units                         0.36%
                   Kenneth Osborne                               31 Units (6)                       0.59%
                   Richard Bilstein                              15 Units (3)                       0.29%
                   Jerome Fagerland                                19 Units                         0.36%
                     Steve Dennis                                  99 Units                         1.89%

------------------------------------------------------- -------------------------------- -----------------------------
        All Officers and Directors as a Group                      436 Units                        8.33%

(1)  Beneficial  ownership is  determined  in  accordance  with  Securities  and
     Exchange  Commission  rules  and  generally  includes  holding  voting  and investment power with respect to the securities.
(2)  As of  March  1,  2007,  there  were a total  of  5,229  Units  issued  and outstanding.
(3)  Investment  and voting power is shared with respect to these Units  through joint ownership with the Director's spouse.
(4)  20 of Mr. Corkle's Units have been pledged as security for a loan.
(5)  22 of Mr. Seger's Units are held jointly with his wife.
(6)  Investment  and  voting  power is shared  with  respect  to these  Units as ownership is held in the name of the Director's  family trust, of which the
     Director and his wife are co-trustees.

Item 12.          Certain Relationships and Related Transactions.

         Our Directors (in addition to one former  Director) are the founders of the  Company  and were  its  sole  promoters.  With  the  exception  of 20 Units purchased  in the public  offering by Mr.  Corkle,  four Units  purchased in the public  offering by Mr. Goeke,  14 Units  purchased by Mr. Osborne in the public offering,  and 22 Units purchased in the public offering by Mr. Seger, the Units indicated  in the chart  above  under "Item 11,  Security  Ownership  of Certain
Beneficial  Owners  and  Management  and  Related  Stockholder   Matters,"  were
purchased by our Directors in private  transactions  to  capitalize  the Company prior  to our  public  offering  which  commenced  on June 15,  2006  and  which concluded on September 28, 2006.

         Each of our  Directors (in addition to one former  Director)  loaned us
$1,000 in 2004,  which loans bear  interest at five  percent per annum,  and the total  principal  and interest is payable in April,  2009.  In addition,  in May
2006,  each  Director  guaranteed  $10,715 of a letter of credit issued by Great
Western  Bank in favor of KMIGT in  order  to  reserve  pipeline  space  for our anticipated  natural gas requirements under the Firm  Transportation  Agreement.
Each Director received two Units as consideration  for the guarantee.  Under the letter of  credit,  KMIGT can draw  funds if we fail to make  required  payments under the Firm Transportation  Agreement. If we fail to repay Great Western Bank for the sums drawn by KMIGT,  each Director  will be personally  liable to Great
Western Bank for a proportionate share, up to a maximum of $10,715 per Director.

         On January  15,  2007,  we entered  into an Option to Lease Real Estate
Agreement  ("Option")  with Dennis Grain,  Inc.  ("Owner"),  of which one of our
Directors, Steve Dennis, is the owner. This Option was procured as a backup site to satisfy Lender concerns with outstanding  issues at the transload facility at the loan closing. Under the Option, we have the right, within one year, to enter into a 20 year  Ground  Lease with Owner  with  respect to a strip of land.  The price of the option  was $200,  and the annual  rent  under a Ground  Lease,  if exercised by us, would be $3,000. We do not anticipate  exercising the Option at this time,  as the  material  issues at the  transload  facility  site have been resolved.

         Kenneth  Osborne,  a Director of the  Company,  is President of Osborne
Construction,  Inc. ("OCI"). Mr. Osborne's son, Roland Osborne, is a shareholder in OCI and operates his own entity,  Osborne  Construction  ("OC").  OC provided site preparation work in 2006 for the Company's  ethanol plant project at a cost of approximately  $922,000. This contract was approved by the Board of Directors with Mr. Osborne abstaining from the vote. In addition, we paid $37,400 to OC in
2006 for road improvements to our plant site. This contract was also approved by the Board of Directors with Mr. Osborne abstaining from the vote.

         As discussed  above under "Item 10.  Executive  Compensation,"  we have entered into the Management Agreement with Jerome Fagerland, our President and a
Director, under which we have agreed to pay Mr. Fagerland for his services on an independent contractor basis as our General Manager.

         Conflicts  of  interest  may  arise in the  future  as a result  of the relationships  between  and among our  Members,  officers,  Directors  and their affiliates,  although our officers and Directors have fiduciary duties to us. We do not have a committee of Directors  independent of our promoters or Members or an otherwise  disinterested  body to consider  transactions or arrangements that result from conflicts of interest.  Our Operating  Agreement permits the Company to enter into agreements with Directors, officers, Members and their affiliates, provided  that any such  transactions  are on  terms  no more  favorable  to the
Directors,  officers,  Members (or their affiliates) than generally  afforded to non-affiliated  parties  in a similar  transaction.  Our Board  has  adopted  an
Affiliated  Transactions  Policy which  provides  that all  material  affiliated transactions  and loans must be made on terms that are no less  favorable  to us than those that can be obtained from  unaffiliated  third parties,  and that all material affiliated transactions and loans, or any forgiveness of loans, must be approved by: (i) a majority of the  Directors who do not have an interest in the transaction;  or (ii) the affirmative  vote of Members holding a majority of the outstanding Membership interests,  excluding the Membership interests of Members having an  interest in the  transaction.  The policy  permits  sales of corn and other feedstock by Directors,  officers,  Members or other affiliated parties to the  Company,  and all  purchases  of  ethanol,  distillers'  grains  and  other co-products by Directors, officers, Members or other affiliated parties from the
Company  without  the  required  approvals  if the  purchase  or sale  price  is substantially  equal to the then current market price and the  transaction is on terms no less favorable to us than those that can be obtained from  unaffiliated third  parties.  Our Board may  further  modify this  policy.  We will engage in transactions with our Directors or their affiliates with respect to the purchase of corn and the sale of distillers grains, although such

transactions  will be on the same terms and  conditions  as with  non-affiliated persons or entities. We believe that excluding our Directors and affiliates from such transactions  would place unnecessary  limits on our procurement and sales.
Members  will  have no right to  individually  enforce  the  obligations  of our
Directors or their affiliates in our favor.

         For purposes of  determining  whether our Directors are  independent or not, our Board of Directors has adopted a modified  definition  of  "independent director"  applicable  to companies  whose  securities  are listed on the Nasdaq
Stock Market  (though our Units are not listed on any trading market and are not expected  to be so  listed),  modified  though  so that an  officer/director  is independent  if they  are  not  compensated  in such  capacity.  The  Board  has determined to not exclude from its definition of  "independent"  those Directors who serve as officers or employees of the Company without  compensation.  Jerome
Fagerland and Kenneth Osborne are not considered "independent" under the adopted standard. Mr. Osborne sits on the Corporate Governance / Compensation Committee.
Messrs. Todd and Kirk Shane, Vogel, Borer, Winings, Corkle, Seger, Goeke, Olson,
Dennis,  Lieswald and Bilstein all meet the definition of "independent director"
adopted by the Board of Directors.  Messrs.  Fagerland,  Borer and Osborne would not meet the definition of "independent  director" applicable to companies whose securities  are listed on the Nasdaq Stock Market.  Mr. Borer sits on the Audit,
Corporate  Governance / Compensation  and Nominating  Committees of the Board of
Directors.

Item 13.          Exhibits.

The exhibit  numbers  preceded by an asterisk (*) indicate  exhibits  physically filed with this Form  10-KSB for fiscal  year 2006.  All other  exhibit  numbers indicate  exhibits filed by incorporation by reference.  Exhibit number 10(ii).1 is a management contract.

2.         Omitted
3(i).1     Articles of Organization and First Amendment thereto (incorporated by reference to Exhibit 3.1 of the Registrant's  Registration  Statement
           on Form SB-2, filed December 15, 2005)
3(i).2     Second  Amendment  to  Articles  of  Organization   (incorporated  by
           reference  to Exhibit 3 (i) of Report on Form 8-K filed  January  23,
           2007).
4(i).1     Restated Operating Agreement (incorporated by reference to Appendix A to the  Registrant's  Registration  Statement  on  Form  SB-2,  filed
           December 15, 2005)
4(i).2     Form of Membership  Unit  Certificate  (incorporated  by reference to
           Exhibit 4.1 of the Registrant's  Registration Statement on Form SB-2,
           filed December 15, 2005)
4(ii).1    Master  Credit  Agreement  dated  February  14, 2007 with Farm Credit
           Services of Grand Forks,  FLCA  (incorporated by reference to Exhibit
           10.9 of Report on Form 8-K filed February 20, 2007)
4(ii).2    First  Supplement to the Master Credit  Agreement  dated February 14,
           2007 with Farm Credit Services of Grand Forks, FLCA  (incorporated by reference to Exhibit  10.10 of Report on Form 8-K filed  February 20,
           2007)
4(ii).3    Second  Supplement to the Master Credit  Agreement dated February 14,
           2007 with Farm Credit Services of Grand Forks, FLCA  (incorporated by reference to Exhibit  10.11 of Report on Form 8-K filed  February 20,
           2007)
4(ii).4    Security  Agreement dated February 14, 2007 with Farm Credit Services of Grand Forks,  FLCA  (incorporated by reference to Exhibit 10.12 of
           Report on Form 8-K filed February 20, 2007)
4(ii).5    Deed of Trust, Security Agreement, Assignment of Leases and Rents and
           Fixture  Financing  Statement  dated  February  14,  2007 in favor of
           Lawyers Title  Insurance  Corporation  for the benefit of Farm Credit
           Services of Grand Forks,  FLCA  (incorporated by reference to Exhibit
           10.13 of Report on Form 8-K filed February 20, 2007)
10(i).1    Project  Development  Agreement  dated  March 8, 2005  between  NEDAK
           Ethanol,  LLC and Delta-T  Corporation  (incorporated by reference to
           Exhibit 10.1 of the Registrant's Registration Statement on Form SB-2,
           filed December 15, 2005)
10(i).2    Phase 2 Cooperation  Agreement between Delta-T  Corporation and NEDAK
           Ethanol,  LLC dated November 15, 2005  (incorporated  by reference to
           Exhibit 10.3 of  Pre-Effective  Amendment  No. 1 to the  Registrant's
           Registration Statement on Form SB-2, filed February 8, 2006)
10(i).3    Precedent  Agreement  dated  February 28, 2006 between NEDAK Ethanol,
           LLC and Kinder Morgan  Interstate Gas Transmission LLC  (incorporated by reference to Exhibit 10.4 of Pre-Effective  Amendment No. 2 to the
           Registrant's  Registration  Statement  on Form SB-2,  filed April 19,
           2006)

10(i).4    Base Agreement dated February 7, 2006 between NEDAK Ethanol,  LLC and
           Cornerstone Energy,  Inc.  (incorporated by reference to Exhibit 10.5 of  Pre-Effective  Amendment No. 3 to the  Registrant's  Registration
           Statement on Form SB-2, filed June 5, 2006)
10(i).5    Firm  Transportation  Service Agreement dated May 8, 2006 with Kinder
           Morgan  Interstate Gas Transmission LLC (incorporated by reference to
           Exhibit 10.2 of Report on Form 8-K filed February 20, 2007)
10(i).6    Ethanol Marketing  Agreement dated November 15, 2006 with Eco-Energy,
           Inc. (incorporated by reference to Exhibit 10.3 of Report on Form 8-K filed February 20, 2007)
10(i).7    Grain  Procurement  Agreement  dated  December  14,  2006  with  J.E.
           Meuret  Grain  Co.,  Inc.  (incorporated by reference to Exhibit 10.4 of Report on Form 8-K filed February 20, 2007)
10(i).8    Marketing  Agreement  dated  January 22, 2007 with  Distillers  Grain
           Services LLC  (incorporated by reference to Exhibit 10.5 of Report on
           Form 8-K filed February 20, 2007)
10(i).9    Change Orders dated October 25, 2006,  November 20, 2006 and December
           14, 2006 to Engineering,  Procurement and Construction Services Fixed
           Price  Contract  dated  August  9,  2006  with  Delta-T   Corporation
           (incorporated  by  reference  to  Exhibit  10.6 of Report on Form 8-K filed February 20, 2007)
10(i).10   Engineering,   Procurement  and  Construction  Services  Fixed  Price
           Contract dated August 9, 2006 with Delta-T Corporation  (incorporated by reference to Exhibit 10.2 of Report on Form 10-QSB filed  November
           20, 2006)
10(i).11   Facility  Agreement  dated  June 15,  2006 with  Kinder  Morgan  Inc.
           (incorporated  by  reference  to  Exhibit  10.8 of Report on Form 8-K filed February 20, 2007)
10(i).12   *Negotiated Rate Agreement for Distribution  Transportation  Services
           dated June 5, 2006 between NEDAK Ethanol, LLC and Kinder Morgan Inc.
10(i).13   *Option to Lease Real  Estate  Agreement  dated January 15, 2007 with
           Dennis Grain, Inc.
10(i).14   *Transportation  Service  Agreement  on  Transporter's   Distribution
           System dated June 15, 2006  between  NEDAK  Ethanol, LLC  and  Kinder
           Morgan Inc.
10(ii).1   Management  Agreement dated March 13, 2006 between NEDAK Ethanol, LLC and Jerome  Fagerland  (incorporated  by reference to Exhibit 10.1 of
           Report on Form 8-K filed February 20, 2007)
11.        Omitted - Inapplicable
13.        Omitted - Inapplicable
14.        Code of Ethics
16.        Omitted - Inapplicable
18.        Omitted - Inapplicable
20.        Omitted - Inapplicable
21.        Omitted - Inapplicable
22.        Omitted - Inapplicable
23.1       Omitted - Inapplicable
31.1       Rule 13a-14(a)/15d-14(a)  Certification  (pursuant to Section 302  of the  Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2       Rule 15d-14(a)  Certification  (pursuant  to  Section   302  of   the
           Sarbanes-Oxley  Act of 2002) executed by Chief Financial Officer.
32.1.      Rule 15d-14(b)  Certifications  (pursuant to  Section   906  of   the
           Sarbanes-Oxley  Act of 2002) executed by the Chief Executive Officer.
32.2       Rule 15d-14(b)  Certifications  (pursuant to  Section   906  of   the
           Sarbanes-Oxley  Act of 2002) executed by the Chief Financial Officer.

Item 14.          Principal Accountant Fees and Services.

         The  aggregate  fees  billed by the  principal  independent  registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for
the fiscal year ended  December 31, 2006 and the fiscal year ended  December 31,
2005 are as follows:

                 Category                                   Year                              Fees
         -------------------------                   -------------------                -----------------
         Audit Fees (1)                                     2006                            $76,500
                                                            2005                            $66,000
         Audit-Related Fees                                 2006                               $0
                                                            2005                               $0

         Tax Fees                                           2006                               $0
                                                            2005                               $0
         All Other Fees                                     2006                               $0
                                                            2005                               $0

         (1) The audit fees were incurred for the audit of the Company's  annual financial  statements  included  within  this Form 10-KSB and Form SB-2
         Registration  Statement,   the  reviews  of  the  financial  statements
         included in the Company's  quarterly reports on Form 10-QSB, as well as services in connection with other  statutory and regulatory  filings or engagements for the fiscal years ended December 31, 2006 and 2005.

         Prior to  engagement  of the principal  independent  registered  public accountants to perform audit services for the Company,  the principal accountant was  pre-approved  by our Audit Committee  pursuant to Company policy  requiring such approval.

         One hundred  percent (100%) of all audit services were  pre-approved by our Audit Committee.

                                   SIGNATURES

         In  accordance  with  Section  13 or 15(d)  of the  Exchange  Act,  the
Registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                     NEDAK ETHANOL, LLC

                                     By: /s/ Jerome Fagerland, President
                                         ------------------------------------------
                                     (Principal executive officer)

                                     Date: April 2, 2007

                                     By: /s/ Timothy Borer, Secretary and Treasurer
                                         ------------------------------------------
                                     (Principal financial and accounting officer)

         In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

                 Name                                         Position                                 Date

           /s/ Jeff Lieswald                                  Director                             April 2, 2007
           -----------------

            /s/ Todd Shane                                    Director                             April 2, 2007
            --------------

            /s/ Kirk Shane                                    Director                             April 2, 2007
            --------------

          /s/ Gerald Winings                                  Director                             April 2, 2007
          ------------------

           /s/ Everett Vogel               Director, Chairman of the Board, Vice President         April 2, 2007
           -----------------

                                                              Director
            --------------
              Paul Seger

          /s/ Kenneth Osborne                                 Director                             April 2, 2007
          -------------------

            /s/ Robin Olson                                   Director                             April 2, 2007
            ---------------

           /s/ Clayton Goeke                                  Director                             April 2, 2007
           -----------------

           /s/ Steve Dennis                                   Director                             April 2, 2007
           ----------------

            /s/ Paul Corkle                                   Director                             April 2, 2007
            ---------------

         /s/ Richard Bilstein                   Director, Vice Chairman of the Board               April 2, 2007
         --------------------

         /s/ Jerome Fagerland                  Director, President and General Manager             April 2, 2007
         --------------------

           /s/ Timothy Borer                      Director, Secretary and Treasurer                April 2, 2007
           -----------------

         Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-reporting Issuers.

The  Registrant  has not yet provided to its security  holders any annual report covering its last fiscal year,  nor has it provided to its security  holders any proxy statement,  form of proxy or other proxy soliciting materials.  Subsequent to the filing of this Annual Report on Form 10-KSB,  the Registrant  does intend to provide to its  security  holders  both an annual  report  covering  its last fiscal  year  and a proxy  statement  respecting  its  anticipated  2007  annual members' meeting.

