Form 10QSB
period 2007-03-31
NEDAK ETHANOL, LLC
filed 2007-05-21
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark one)
   |X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

                  For the quarterly period ended March 31, 2007

   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number 000-52597

                               NEDAK ETHANOL, LLC
        (Exact name of small business issuer as specified in its charter)

                                    Nebraska
         (State or other jurisdiction of incorporation or organization)

                                   20-0568230
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

State the number of shares outstanding of each of the issuer's classes of common equity,  as of the latest  practicable  date: As of May 18, 2007, the issuer had
5,229 Membership Units issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number   Item Matter                                              Page Number

Item 1.       Financial Statements.                                          1

Item 2.       Management's Discussion and Analysis or Plan of Operation.     9

Item 3A(T)    Controls and Procedures.                                      14

                           PART II--OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.  14

Item 6.       Exhibits.                                                     15

Signatures                                                                  16

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Condensed Balance Sheet

--------------------------------------------------------------------------------
                                                                March 31,
ASSETS                                                           2007
--------------------------------------------------------------------------------
                                                              (Unaudited)
Current Assets
     Cash and equivalents                          $               32,399,436
     Accrued interest receivable                                      107,639
     Inventory deposit - corn                                         978,032
     Prepaid expenses and other                                        35,956
                                                   -----------------------------
          Total current assets                                     33,521,063

Property and Equipment
     Land                                                             360,850
     Office equipment                                                  16,450
     Construction in process                                       35,530,958
                                                   -----------------------------
                                                                   35,908,258
     Less accumulated depreciation                                    (2,059)
                                                   -----------------------------
          Net property and equipment                               35,906,199

Other Assets
     Debt issuance costs                                              880,677
                                                   -----------------------------
          Total other assets                                          880,677
                                                   -----------------------------

          Total Assets                             $               70,307,939
                                                   =============================

--------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------

 Current Liabilities
     Accounts payable                              $                  230,802
     Construction payable                                          21,997,749
     Accrued interest and other                                         9,969
                                                   -----------------------------
          Total current liabilities                                22,238,520

 Notes payable - members                                               15,000

 Commitments and Contingencies

 Members' Equity
     Member contributions, net of cost of
     raising capital 5,229 units outstanding                       49,851,449
     Deficit accumulated during development stage                 (1,797,030)
                                                   -----------------------------
         Total members' equity                                     48,054,419
                                                   -----------------------------

Total Liabilities and Members' Equity              $               70,307,939
                                                   =============================

Notes to Condensed Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                       Condensed Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                    Quarter Ended                 Quarter Ended               From Inception
                                                      March 31,                     March 31,               (December 15, 2003)
                                                         2007                          2006                  to March 31, 2007
------------------------------------------------------------------------------------------------------------------------------------

                                                     (Unaudited)                   (Unaudited)                  (Unaudited)

Revenues                                      $                    --      $                    --      $                    --

Operating Expenses
     Professional fees                                        209,318                       45,649                      949,089
     General and administrative                               131,161                       43,199                    1,511,047
                                              ------------------------     ------------------------    -------------------------
       Total operating expenses                               340,479                       88,848                    2,460,136
                                              ------------------------     ------------------------    -------------------------

Operating Loss                                              (340,479)                     (88,848)                  (2,460,136)

Other Income (Expense)
     Other income                                                  --                           --                       40,500
     Interest income                                          311,753                           --                      910,245
     Interest expense                                        (46,927)                      (1,069)                    (287,639)
                                              ------------------------     ------------------------    -------------------------
       Total other income (expense), net                      264,826                      (1,069)                      633,106
                                              ------------------------     ------------------------    -------------------------
Net Loss                                      $              (75,653)      $              (89,917)      $           (1,797,030)
                                              ========================     ========================    =========================

Weighted Average Units
Outstanding                                                     5,229                          285                         916
                                              ========================     ========================    =========================

Net Loss Per Unit                             $                  (14)      $                 (315)      $               (1,962)
                                              ========================     ========================    =========================

Notes to Condensed Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended             Quarter Ended           From Inception
                                                                  March 31,                 March 31,         (December 15, 2003) to
                                                                     2007                     2006                March 31, 2007
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)               (Unaudited)              (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                 $        (75,653)       $        (89,917)         $      (1,797,030)
   Adjustments to reconcile net loss to net cash used in
   operations:
     Depreciation                                                         611                      --                      2,059
     Interest for line of credit guarantee                             46,667                      --                    280,000
     Change in assets and liabilities
       Accrued interest receivable                                   (57,666)                      --                  (107,639)
       Inventory deposit - corn                                     (978,032)                      --                  (978,032)
       Prepaid expenses and other                                      20,150                   1,583                   (34,956)
       Accounts payable                                                51,214                  10,134                    172,588
       Accrued interest and other                                       4,912                   2,834                      9,969
                                                            ------------------     -------------------        -------------------
           Net cash used in operating activities                    (987,797)                (75,366)                (2,453,041)

Cash Flows from Investing Activities
   Deposits on land                                                        --                      --                    (5,000)
   Payments for purchase of land                                     (10,331)                (42,892)                  (228,834)
   Proceeds from sale of land                                             --                       --                     16,584
   Capital expenditures                                               (3,614)                      --                   (16,450)
   Payments for construction in process                             (342,695)                      --               (13,533,209)
                                                            ------------------     -------------------        -------------------
            Net cash used in investing activities                   (356,640)                (42,892)               (13,766,909)

Cash Flows from Financing Activities
   Proceeds from short term bank note                                     --                       --                     38,500
   Payments on short term bank note                                       --                       --                   (38,500)
   Proceeds from notes payable to members                                 --                       --                     15,000
   Payments for debt issuance costs                                (651,750)                       --                  (823,463)
   Payments on note for land                                              --                       --                  (143,600)
   Member contributions                                                   --                  750,000                 49,975,000
   Payments for deferred offering costs                                   --                 (95,679)                  (403,551)
                                                            ------------------     -------------------        -------------------
            Net cash provided by (used in) financing
            activities                                             (651,750)                  654,321                 48,619,386
                                                            ------------------     -------------------        -------------------

Net Increase (Decrease) in Cash and Equivalents                  (1,996,187)                  536,063                 32,399,436

Cash and Equivalents--Beginning of Period                         34,395,623                  685,128                         --
                                                            ------------------     -------------------        -------------------

Cash and Equivalents--End of Period                          $    32,399,436       $        1,221,191         $       32,399,436
                                                            ==================     ===================        ===================

Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities

     Deferred offering costs included in accounts payable   $             --       $           60,939         $               --
                                                            ==================     ===================        ===================
     Deposit applied to land purchase                       $             --       $               --         $            5,000
                                                            ==================     ===================        ===================
     Debt issuance costs included in accounts payable       $         58,214       $               --         $           58,214
                                                            ==================     ===================        ===================
     Land acquired through the issuance of note payable     $             --       $               --         $          143,600
                                                            ==================     ===================        ===================
     Deferred offering costs offset against equity          $             --       $               --         $          403,551
                                                            ==================     ===================        ===================
     Units issued for line of credit guarantee              $             --       $               --         $          280,000
                                                            ==================     ===================        ===================
     Construction costs included in accounts payable        $     19,290,439       $               --         $       21,997,749
                                                            ==================     ===================        ===================

Notes to Condensed Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying  unaudited financial  statements have been prepared pursuant to the rules and  regulations of the Securities  and Exchange  Commission.  Certain
information  and  footnote  disclosures  normally  included in annual  financial statements prepared in accordance with accounting  principles generally accepted in the United  States of America have been  condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial  statements and notes thereto included in the Company's  audited  financial  statements for the year ended December 31,
2006, contained in the Company's annual report on Form 10-KSB for 2006.

In the opinion of  management,  the  interim  financial  statements  reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual  life. As of March 31, 2007, the Company is in the  development  stage with its efforts being  principally  devoted to construction and  organizational activities.  The total cost of the project,  including the  construction  of the ethanol plant and start-up expenses, is expected to approximate $97,900,000, net of anticipated  sales tax refunds and rebates.  The Company expects the plant to be completed  and that it will  commence  operations  between  November 2007 and
January 2008.

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
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the effective interest method.  There were no amortization  expenses related to debt issuance costs on the Company's  credit agreement for the period ended March 31,
2007. The Company did, however,  amortize  approximately  $46,700 related to the shares issued as a guarantee on the line of credit discussed in Note 3.

2.  MEMBERS' EQUITY

The Company was initially capitalized by members who contributed an aggregate of
$75,000 for 15  membership  units.  From  February  2005 to November  2005,  the
Company  issued an  additional  242 units at $5,000  per unit for an  additional
$1,210,000.  In March 2006,  the Company  issued an additional  150 units for an additional  $750,000.  In May 2006,  in exchange  for  guaranteeing  the line of credit  agreement,  the  Company's  fourteen  board members were each issued two additional  units at $10,000 per unit for a total of 28 units totaling  $280,000
(further discussed in Note 5).

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2007

The Company filed a Form SB-2  Registration  Statement  with the  Securities and
Exchange Commission (SEC). The equity offering was closed effective on September
28, 2006 with the issuance of the 4,794 membership  units totaling  $47,940,000.
The Company  offset  proceeds from the equity  offering  with offering  costs of approximately  $404,000.

Income and losses  are  allocated  to all  members  based upon their  respective percentage of capital accounts.

3.  CONSTRUCTION IN PROGRESS

Amounts  included  in  construction  in  progress  as of March  31,  2007 are as follows:

     Construction costs                      $           35,358,443
     Insurance and other costs                              172,515
                                             -------------------------

                                             $           35,530,958
                                             =========================

The Company  capitalizes  construction  costs and  construction  period interest
until  the  assets  are  placed  in  service.   The   construction   payable  of
approximately  $21,998,000 includes approximately  $3,360,000 of retainage.  The
Company had no capitalized  interest related to construction in progress for the period ended March 31, 2007.

4.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their payment for seed capital. The unsecured notes bear interest at
5% per annum with  principal  and interest due on April 8, 2009.  If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum  until the date of the  payment.  Accrued  interest  at
March 31, 2007 was approximately $2,200.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company  may draw up to  $150,000  until  maturity  in April  2007.  Interest is payable  upon the  lender's  demand  or in April  2007 at a rate of  16.0%.  The agreement is secured by the personal  guarantees  of each of the fourteen  board members. As of March 31, 2007, there were no borrowings  outstanding on the line of credit.

In May 2006,  in exchange for  guaranteeing  the line of credit  agreement,  the
Company's  fourteen  board  members were each issued two  additional  membership units valued at $10,000 per unit for a total of 28 units totaling $280,000.  The issuance of these units was recorded as a debt issuance cost on May 15, 2006 and has been fully amortized to interest  expense over the one year term of the line of credit at March 31, 2007. The  additional  interest  expense  related to this amortization was approximately $46,700 for the period ending March 31, 2007.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2007

5.  LONG-TERM DEBT

In February 2007, the Company entered into a credit  agreement with a lender for a multiple advance construction loan. Under the credit agreement, the lender has provided a construction and term loan of $42,500,000. The Company is required to make interest  payments  during the  construction  phase at the thirty day LIBOR plus 3.4%,  which totaled 8.72% at March 31, 2007. Upon completion of the plant, the construction and term loan will convert to a permanent ten year term loan of
$32,500,000  and a  $10,000,000  revolving  term  loan.  There  are no  balances outstanding on either loan at March 31, 2007.

Term Note

The  Company is  required  to make 120 level  monthly  principal  payments  plus accrued  interest  beginning  at the loan  conversion  date,  but no later  than
February  15, 2008.  The Company may elect to fix the interest  rate on the loan conversion  date or any time thereafter for five years equal to the yield of the five year rate with the Federal  Home Loan Bank of Des  Moines,  Iowa plus 3.4%.
The interest rate will then be subject to adjustment on the fifth anniversary of initially  fixing the rate. Once the Company has maintained an owners' equity of
65%, the margin rate will be reduced by 0.25% per annum and an additional  0.25%
when the Company has  maintained  an owners'  equity of 70%. The Company is also required to make special  principal  payments of 40% of Net Available  Cash each year unless they maintain an owners' equity ratio of 50%.

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%,  which totaled 8.72% at March 31, 2007.  The Company pays a commitment fee of .25% on the unused portion of the revolving  promissory note.  In  addition,  the  Company is  required  to  establish  and fully fund a
$2,400,000 Debt Service Reserve Account on or prior to the loan conversion date.
Once the Company  receives the State of Nebraska  sales tax rebate,  the Company will make a principal  payment,  not subject to prepayment  fees, of $2,400,000, the commitment  amount will be reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants once the loan is converted to term debt including minimum debt service coverage, working  capital  and net worth as well as  restrictions  on  distributions  and capital expenditures.  The Company has incurred  approximately  $531,000 in loan origination costs on this credit  agreement.  The financing  agreements  contain certain prepayment fees in the first four years of the scheduled payments.

6.  TAX INCREMENT FINANCING

The Company  received  notification  that the City of Atkinson has indicated its nonbinding  intention to issue a tax increment  financing  note in the amount of approximately  $6,864,000.  Of such amount,  approximately  $4,904,000  would be available to assist with costs  related to certain  infrastructure  improvements
such  as  land  costs,   site   preparation   costs,   utility   extensions  and
installations, roadways and pollution control equipment.

In January 2007, the Company entered into an agreement with an investment banker to act as the  placement  agent for the  offering of the  taxable tax  increment revenue note. The Company paid a non-refundable retainer of $10,000 and will pay a fee upon the  successful  completion of the note  offering  equal to 3% of the total amount of the note, payable at closing.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2007

Other amounts deducted from the gross amount of the tax increment financing note include a reserve of $892,957 for  capitalized  interest,  a reserve of $686,400 for debt service, and $174,723 for costs of issuance.

7.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction services  fixed price contract of  $61,800,000  with a contractor,  an unrelated party, for the construction of the ethanol plant. In addition,  the Company will pay  approximately  $17,400,000  for variable  items which are subject to change based on the difference  between the base June 2006 surcharge  ($0.7098) and the
December  2006  surcharge  ($1.3370)  for 304  stainless  steel as  published by
Brightontruedge.com.   As  of  March  31,   2007,   the  Company  has   incurred
approximately $33,600,000 of construction costs under this agreement,  including approximately  $3,360,000 included in construction payable as retainage.  Either party may terminate the contract for cause, as specified in the agreement.

In March 2007, the Company entered into an agreement with an unrelated party for dirt work  related to the rail  track,  inspection  road and access  road for an amount not to exceed  approximately  $862,000.  In May 2007, the Company entered into an additional  contract for dirt work at the rail car load out facility for an amount not to exceed  approximately  $166,000.  Monthly  applications will be submitted for work performed in the previous  period subject to retainage in the amount  of 10%  until  substantial  completion  and then 5%  until  satisfactory completion.  The  contract  may be  terminated  by the Company  upon seven days'
written notice  subject to payment for work  completed and any applicable  costs and  retainage.  Work began on this contract in March 2007 and is expected to be complete  by  June  2007.  As of  March  31,  2007,  the  Company  has  incurred approximately $172,000 for these services.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction  of the rail track for an amount  not to exceed  approximately
$1,308,000. The Company will make payments as set forth in the agreement subject to retainage  in the amount of 10%.  Work will begin on the contract in May 2007 and is expected to be completed by June 2007.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction  of a  storage  tank  for a fixed  lump  sum of  approximately
$426,000,  subject to agreed upon additions or deductions.  The agreement states that the work will be  completed  within  eight  weeks.  The  Company  will make payments as set forth in the  agreement  subject to  retainage  in the amount of
10%. The  agreement  may be  terminated  by the Company upon seven days' written notice subject to payment for work completed any applicable costs and retainage.

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

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2007

Marketing agreement

In  November  2006,  the Company  entered  into a  marketing  agreement  with an unrelated  party for the sale of all of the  ethanol  the Company is expected to produce.  The Company  agrees to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided. In addition,  the Company agrees to pay the buyer lease fees related to the ethanol rail cars. As of March
31, 2007 the lease fees have not been finalized.  The agreement commences on the first day of ethanol  production and shall continue for two years. The agreement will  automatically  renew for an  additional  one year unless the Company gives four months' written notice.

In  January  2007,  the  Company  entered  into a  marketing  agreement  with an unrelated party to purchase all of the modified wet distillers grains (MWDG) the
Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price,  subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of
MWDG sold over $50 a ton.  The  agreement  commences  three moths after start up operations of the plant and continues for two years.  The agreement  shall renew for an additional two years thereafter unless either party has given four months written notice.

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company  will pay a base price per bushel  subject  to  discounts,  based on the posted  cash price from the  Chicago  Board of Trade less the  providers  posted basis.  The  Company  will  pay a  service  fee of  $0.04  per  bushel  of grain delivered.  The  initial  term of the  agreement  shall  be from  the  date  the agreement  was  signed  until  the end of the  third  year  following  the first delivery of grain to the plant.  The agreement will  automatically  renew for an additional two year period  thereafter  unless terminated by either party with a six months written notice. In the ordinary course of business,  the Company will enter into forward purchase contracts for its commodity purchases.  The Company, through  this party,  has entered into  forward  purchase  contracts to purchase approximately  three  million  bushels of corn at an  average  cost of $3.41 per bushel for delivery between October 2007 and January 2010. As of March 31, 2007, the Company has paid approximately $978,000 as a deposit for the future delivery of corn.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

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

Overview, Status and Recent Developments

     NEDAK  Ethanol,  LLC  is a  development-stage  Nebraska  limited  liability company,  which was formed on December 15, 2003 for the purpose of  constructing and operating an ethanol  plant near  Atkinson,  Nebraska.  When  completed,  we expect that our ethanol plant, which is being constructed on a 72-acre parcel of land which lies  southeast  of the City of Atkinson in north  central  Nebraska, will  consume  approximately  16 to 18 million  bushels  of  locally  grown corn annually,  and produce  approximately 44 million gallons of denatured fuel-grade ethanol and  approximately  290,000 tons of modified wet  distillers  grains for feed cattle annually. The site is expected to have adequate access to both truck and rail transportation.

     As part of our  planning,  we  originally  estimated  that  we  would  need approximately  $78.4  million to purchase  additional  land and to construct and equip the plant and a total of  approximately  $90  million to cover all capital expenditures  necessary to complete  the project and make the plant  operational and produce revenue. To meet this capital commitment,  our strategy was to raise the necessary funds through a combination of equity and debt financing. We filed a Registration  Statement for an initial public offering of our Membership Units with the  Securities  and Exchange  Commission on Form SB-2,  as amended,  which became  effective  on  June  15,  2006.  We  sold  4,794  membership  units  for
$47,940,000 in our registered  offering and closed the offering on September 28,
2006.  On February 14,  2007,  we entered into a Master  Credit  Agreement  (the
"Credit  Agreement")  with Farm

Credit  Services of Grand  Forks,  North  Dakota  ("Lender")  regarding a senior secured credit  facility  ("Facility")  for the provision of up to the lesser of
$42,500,000 or 50% of project costs for our ethanol plant.  In the first quarter of 2007, we paid $651,750 in fees and expenses associated with entering into the
Credit Agreement, which were capitalized as debt issuance costs in our financial statements. As our construction has progressed, the total amounts we estimate we will need to complete  construction  and commence  operations  have increased to
$98,194,000, as discussed in more detail below.

     Below is a recap of our progress in implementing  our Plan of Operations as previously reported as well as recent developments.

     Status of Plant Construction

     On  August  9,  2006,  we  entered  into an  Engineering,  Procurement  and
Construction  Services Fixed Price Contract (the  "Construction  Contract") with
Delta-T Corporation  ("Delta-T") pursuant to which Delta-T is performing various services and providing  certain  equipment  necessary for the  construction  and operation of our ethanol plant.  The  Construction  Contract  requires us to pay
Delta-T other  amounts  monthly for the services it renders and the equipment it purchases for  installation  and use at the plant. The total payments to be made under the Construction Contract will be at least $79.2 million. The total amount may be  increased  due to  increases  in the cost of steel  based on a  formula.
Through the first  quarter of 2007, we have paid Delta-T  $11,797,762  under the
Construction Contract. The payments also do not include any sales or other taxes that may be assessed  and paid by us on the services  rendered or materials  and equipment  purchased.  Our anticipated  total project cost has never been a firm estimate  and we expect  that it will  continue  to change  from time to time as construction of the project progresses.

     We also estimate  approximately  $4,000,000 in additional project costs for the  construction  of the transload  facility,  rail and other items outside the scope of the  Construction  Contract  with  Delta-T.  Included in that amount is approximately  $733,000 in equipment we will need to purchase for the  transload facility.

     Below is the status of the construction of our plant as of May 2007:

     •    The Administrative Building is 95% complete.
     •    The grain bins have been  completed,  and we are installing a conveyor in the grain receiving pit and a walkway and distribution  conveyor in the DDGS building.
     •    We have  erected a truck  receiving  building and have  installed  the steel for the milling tower.
     •    We have excavated and poured footers in the main process  building and foundations for the north boiler and the DDE building.
     •    We are installing piping for sewer, gas, water and fire hydrants. o We are erecting fermentation tanks 1, 2 and 3, and the beer well.

     We are still in the development phase, and until the proposed ethanol plant is  operational,  we will  generate no revenue other than  interest  income.  We anticipate that  accumulated  losses will continue to increase until the ethanol plant is  operational.  We  expect  the plant to be  completed  and that we will commence operations between November 2007 and January 2008.

Plan of Operations

     We expect to spend  approximately the first seven months out of the next 12 months focused primarily on plant  construction  including,  but not limited to, the following activities:  plant construction,  transload facility construction, the establishment of a risk management  program,  and other similar pre-start up items. Such construction, equipment purchases and installation will be primarily handled by Delta-T which will be paid by us by making periodic progress payments based on the work  completed  and  invoiced to us by Delta-T,  as disbursed by a title company pursuant to the Facility. If we are operational in November, 2007, we plan on producing ethanol and reaching our production capacity thereafter.

     Prior to becoming operational, we plan to engage a plant management company to provide our required staff, which we currently expect to number approximately
35  at   commencement  of  operations.   We  are  currently   dependent  on  our
President/General Manager, and an outside accountant, for the maintenance of our books and records.  We intend to hire and train full-time  administrative  staff prior to commencement of operations that will be responsible for compliance with the rules and regulations  promulgated  under the Securities and Exchange Act of
1934  concerning  the  maintenance  of books and  records,  and the  timely  and accurate  submission  of annual and  periodic  reports with the  Securities  and
Exchange Commission.

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

     Under  the  Facility  with  Lender,  we have the  ability,  subject  to the fulfillment of certain conditions,  to borrow up to the lesser of $42,500,000 or
50% of project costs to finance the  construction and development of our ethanol plant, with the Facility consisting of a multiple advance construction loan (the
"Construction  Facility")  during the construction  period;  and at construction completion,  conversion  to a permanent  ten year term loan  facility (the "Term
Facility"),  a  portion  of which  can be  further  converted  to a $10  million revolving term loan (the "Revolving Facility"), subject to certain conditions.

     As of March 31, 2007, we have not made any draw on the Facility.

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

     In addition,  the City of Atkinson,  Nebraska has indicated its  nonbinding intention to issue a tax  increment  financing  note (the "TIF  Note"),  the net proceeds in the amount of $4,904,000 of which,  if issued,  would be used to pay for certain  infrastructure  improvements  relating  to our plant.  The TIF Note would be an  obligation  of the City,  not of the Company,  and would be retired from property tax payments we will make to the City,  which in turn are based on the value of our land and buildings.  If issued,  the TIF Note proceeds would be used to pay for, or  reimburse  us for,  land  costs,  site  preparation  costs, utility extensions and installations,  roadways and pollution control equipment.
We expect that the TIF Note proceeds will not be received  until after our plant is completed, if at all. If for any reason we never receive TIF Note proceeds or receive less than we expect to receive, we believe we would need to seek working capital  financing.  The City's ability to issue the TIF Note depends on factors beyond our control,  such as interest  rates and  purchaser  demand for Nebraska municipal  securities.  We  agreed to pay an  outside  advisor  (the  "Placement
Agent") a retainer,  to pay its counsel's fees, and a placement agency fee of 3%
of the value of the loan secured by the TIF Note.

     The Placement  Agent has proposed the following  terms  respecting  the TIF
Note:

     • The TIF Note would be issued by the City of Atkinson,  Nebraska  ("City")
     and  serve  as  collateral  for a loan in the  amount  of  $6,864,000  (the
     "Loan").  The Company  would receive the proceeds of the Loan pursuant to a
     Loan Agreement between the Company and the lead lending agent (on behalf of itself  and  participating  lenders)  ("TIF  Lender")  and then  loan  such proceeds to the City in  exchange  for the TIF Note.  The TIF Lender  would have the  ability  to issue  participation  interests  in the Loan to other participating  lenders. The Company would be able to redeem the Loan at any time after June 1, 2009 without  penalty upon payment of all  principle and accrued  interest.  Repayment  of the  Loan  would  be  secured  by (i) the
     Company's  pledge of the TIF Note, its direct  obligations  under the Loan, the Interest Fund (defined  below),  the Debt Service Fund (defined below), the net proceeds of certain insurance proceeds, and the net proceeds of the
     Loan, and (ii) the City's pledge of its tax increment revenue and the PILOT
     (defined below).

     • The Loan  would have a term of  approximately  14 years,  with  principle
     payments  due   semi-annually,   and  interest   would  accrue  at  a  rate
     approximated  at 9.50%,  which rate  would  include a 0.25%  servicing  fee payable to the TIF  Lender.  The  interest  rate on the Loan would reset in
     June of 2012 and 2017 according to certain U.S. Treasury indexes.

     • A capitalized interest fund in the amount of approximately $893,000 would be  reserved  from the  proceeds  of the Loan to make 18 months of interest payments  on the Loan  during the  construction  of the  Company's  ethanol plant, until tax increment payments are received (the "Interest Fund").

     • The City and the  Company  would  enter  into a  redevelopment  agreement
     ("Redevelopment  Agreement") providing that (i) the Company is obligated to complete the construction of its ethanol plant,  (ii) the City's payment of a  redevelopment  grant to the Company to reimburse it for certain  project costs,  (iii) the  indebtedness  evidenced  by the TIF  Note,  and (iv) the
     City's  obligation  to pay to the TIF  Lender  payments  in  lieu of  taxes
     ("PILOT")  if its tax  increment  revenue  is  insufficient  to  repay  the principal and interest on

     the Loan because of a lower assessed value of the Company's  property which is improved through the issuance of the TIF Note.

     • An  agreement  among the City,  the TIF Lender and the Company  providing that (i) the TIF Note is assigned to the TIF Lender,  (ii) the City assigns the PILOT to the TIF Lender,  and (iii) the City pledges the tax  increment revenue associated with the Company's project to the TIF Lender.

     • A debt service fund would be reserved from Loan proceeds (held by the TIF
     Lender and  invested for the benefit of the Company) in an amount of 10% of the Loan  principle to be used to make  principle and interest  payments on the Loan in the event of a  shortfall  (the "Debt  Service  Fund").  In the event the TIF Lender were required to draw down the Debt Service Fund,  the
     Company would be required to immediately replenish the entire amount of the drawdown.

     • Events of default  under the Loan would  include  (i) the  failure of the
     Company  to pay  principle,  interest  or  premiums  on the Loan,  (ii) the
     Company' bankruptcy, and (iii) the Company's default under the Facility.

     • The Company would be responsible for $174,723 in issuance costs.

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

                          Sources of Funds                Amount

         Equity offering gross proceeds                     $47,940,000

         Private offering gross proceeds                     $2,035,000

         Debt financing                                     $42,500,000

         TIF Note Financing (1)                              $4,904,000

         Other (2)                                             $815,000
         ---------------------------------------------------------------
         Total Sources of Funds(3)                          $98,194,000

                          Uses of Funds                   Amount

         Costs of Equipment and Construction of Ethanol     $79,242,643
             Plant

         Land and site preparation                           $1,059,475

         Engineering and architectural fees                    $918,526

         Bonding and insurance                               $2,160,000

         Rolling stock, office equipment, water treatment      $500,000

         Transload facility                                  $4,000,000

         Contingency reserve                                 $1,324,700

         Capitalized Interest and Financing Costs            $1,300,000

         Start-up Expenses:  working capital and             $1,310,000
             inventory, through first month of production
             of production

         Cash reserves, management, accounting, legal
             and other                                       $6,378,656
         ---------------------------------------------------------------
         Total Uses of Funds                                $98,194,000

          (1)  See  discussion  regarding  TIF Notes under Item 2.  Management's
               Discussion   and   Analysis   or   Plan   of   Operation--Project
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

Item 3A(T).     Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls  and  procedures  (as  defined  in Rule  13a-15  under  the  under  the
Securities  Exchange Act of 1934, as amended (the "Exchange  Act")), as of March
31, 2007. Based upon this review and evaluation, these officers believe that our disclosure  controls and  procedures  are  presently  effective in ensuring that material  information  related  to us is  recorded,  processed,  summarized  and reported  within  the  time  periods  required  by the  forms  and  rules of the
Securities and Exchange Commission.

     Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over  financial  reporting  that occurred as of March 31, 2007 and there has been no change  that has  materially  affected  or is  reasonably  likely to materially affect our internal control over financial reporting.

                                     PART II

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

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
these expenses were paid to the vendors or parties providing the services.  None of the payments  made for such  expenses were paid directly or indirectly to any
Director,  officer,  their associates,  or to persons owning of record more than
10% of the Company's  outstanding  Membership  Units.  On September 28, 2006 the
Company closed the offering and issued 4,794 Membership Units for gross proceeds of $47,940,000,  resulting in net proceeds of  $47,536,000.  The following table indicates  the  approximate  amounts of the net offering  proceeds  spent by the
Company from the date of the effectiveness of its registration statement through
March 31, 2007.  Except for $461 spent by the Company for  electrical  work with
Agland Electric, which is owned by one of

our Directors, Jeff Lieswald, all such amounts were paid directly to the vendors or parties providing the goods or services.

                  Amount                         Use of Proceeds

               $14,243,600        Construction of plant, building and facilities
                  $143,600        Repayment of indebtedness
               $31,240,000        Temporary investments
                  $978,000        Prepayment for raw materials
                  $689,000        Debt issuance expenses

Item 6.     Exhibits.

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
10(i).1   Marketing  Agreement  dated  January  22, 2007 with  Distillers  Grain
          Services LLC  (incorporated  by reference to Exhibit 10.5 of Report on
          Form 8-K filed February 20, 2007)
10(i).2   Negotiated  Rate Agreement for  Distribution  Transportation  Services
          dated June 5, 2006 between NEDAK  Ethanol,  LLC and Kinder Morgan Inc.
          (incorporated  by  reference  to  Exhibit  10(i).12  of Report on Form
          10-KSB filed April 2, 2007)
10(i).3   Option to Lease Real  Estate  Agreement  dated  January  15, 2007 with
          Dennis Grain,  Inc.  (incorporated by reference to Exhibit 10(i).13 of
          Report on Form 10-KSB filed April 2, 2007)
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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEDAK ETHANOL, LLC

Date: May 21, 2007                     /s/ Jerome Fagerland
                                       -----------------------------------------
                                       Jerome Fagerland, President

Date: May 21, 2007                     /s/ Timothy Borer
                                       -----------------------------------------
                                       Timothy Borer, Treasurer and Secretary

