Form 10QSB
period 2007-06-30
NEDAK ETHANOL, LLC
filed 2007-08-14
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
 (Mark one)
     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2007, the issuer had
5,229 Membership Units issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number    Item Matter                                                Page Number

Item 1.        Financial Statements.                                           1

Item 2.        Management's Discussion and Analysis or Plan of Operation.     12

Item 3A(T)     Controls and Procedures.                                       17

                           PART II--OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.   17

Item 6.        Exhibits.                                                      18

Signatures                                                                    19

                          PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements.
                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Condensed Balance Sheet
--------------------------------------------------------------------------------
                                                                June 30,
ASSETS                                                            2007
--------------------------------------------------------------------------------
                                                              (Unaudited)
Current Assets
     Cash and equivalents                                $           13,816,165
     Restricted cash                                                    862,935
     Short-term investment                                              150,000
     Accounts receivable -- member                                          359
     Accrued interest receivable                                         37,661
     Inventory deposit - corn                                           978,032
     Prepaid expenses and other                                          19,787
                                                         -----------------------
          Total current assets                                       15,864,939
Property and Equipment
     Land                                                               360,850
     Office equipment                                                    52,206
     Construction in process                                         49,414,050
     Construction in process--related parties                           109,906
                                                         -----------------------
                                                                     49,937,012
     Less accumulated depreciation                                      (3,806)
                                                         -----------------------
          Net property and equipment                                 49,933,206

Other Assets
     Restricted cash                                                    686,400
     Debt issuance costs                                              1,246,014
                                                         -----------------------
          Total other assets                                          1,932,414
                                                         -----------------------

          Total Assets                                   $           67,730,559
                                                         =======================

--------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------

 Current Liabilities
     Accounts payable                                    $               43,687
     Construction payable                                            12,839,377
     Construction payable--related party                                  1,275
     Accrued interest and other                                          21,377
                                                         -----------------------
          Total current liabilities                                  12,905,716

 Notes payable - members                                                 15,000

 Long-term debt                                                       6,864,000

 Commitments and Contingencies

 Members' Equity
     Member contributions, net of cost of raising
     capital 5,229 units outstanding                                 49,851,449
     Deficit accumulated during development stage                   (1,905,606)
                                                         -----------------------
         Total members' equity                                       47,945,843
                                                         -----------------------
Total Liabilities and Members' Equity                    $           67,730,559
                                                         =======================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                       Condensed Statements of Operations

--------------------------------------------------------------------------------
                                     Quarter Ended             Quarter Ended
                                        June 30,                  June 30,
                                          2007                      2006
--------------------------------------------------------------------------------
                                      (Unaudited)               (Unaudited)

Revenues                         $               --        $                 --

Operating Expenses
     Professional fees                       20,638                      54,679
     General and administrative             223,947                     296,898
                                 -------------------       ---------------------
       Total                                244,585                     351,577
                                 -------------------       ---------------------

Operating Loss                            (244,585)                   (351,577)

Other Income (Expense)
     Other income                                --                          --
     Interest income                        136,196                          --
     Interest expense                         (187)                    (96,116)
                                 -------------------       ---------------------
       Total                                136,009                    (96,116)
                                 -------------------       ---------------------

Net Loss                         $        (108,576)        $          (447,693)
                                 ===================       =====================

Weighted Average Units
Outstanding                                   5,229                         421
                                 ===================       =====================

Net Loss Per Unit                $             (21)        $            (1,063)
                                 ===================       =====================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                       Condensed Statements of Operations

----------------------------------------------------------------------------------------------------------------------
                                                 Six Months Ended        Six Months Ended         From Inception
                                                     June 30,                June 30,           (December 15, 2003)
                                                       2007                    2006              to June 30, 2007
----------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited)            (Unaudited)              (Unaudited)

Revenues                                      $                --     $                --     $                 --

Operating Expenses
     Professional fees                                    229,956                 100,328                  969,727
     General and administrative                           355,109                 340,097                1,734,994
                                              --------------------    --------------------    ---------------------
       Total operating expenses                           585,065                 440,425                2,704,722
                                              --------------------    --------------------    ---------------------

Operating Loss                                          (585,065)               (440,425)              (2,704,722)

Other Income (Expense)
     Other income                                              --                      --                   40,500
     Interest income                                      447,950                      --                1,046,441
     Interest expense                                    (47,114)                (97,185)                (287,826)
                                              --------------------    --------------------    ---------------------
       Total other income (expense), net                  400,836                (97,185)                  799,116
                                              --------------------    --------------------    ---------------------

Net Loss                                      $         (184,229)     $         (537,610)     $        (1,905,606)
                                              ====================    ====================    =====================

Weighted Average Units
Outstanding                                                 5,229                     353                    1,220
                                              ====================    ====================    =====================

Net Loss Per Unit                             $              (35)     $           (1,523)     $            (1,562)
                                              ====================    ====================    =====================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this Statement.

                                                        NEDAK ETHANOL, LLC
                                                  (A Development Stage Company)
                                                Condensed Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended       Six Months Ended        From Inception
                                                                      June 30,               June 30,         (December 15, 2003)
                                                                        2007                   2006             to June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)            (Unaudited)            (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                      $      (184,229)         $   (537,610)         $   (1,905,606)
   Adjustments to reconcile net loss to net cash used in
   operations:
     Depreciation                                                           2,358                   306                   3,806
     Interest for line of credit guarantee                                 46,667                93,333                 280,000
     Change in assets and liabilities
       Restricted cash                                                (1,549,335)                    --             (1,549,335)
       Accrued interest receivable                                         12,312                    --                (37,661)
       Accounts receivable--members                                         (359)                    --                   (359)
       Inventory deposit - corn                                         (978,032)                    --               (978,032)
       Prepaid expenses and other                                          36,319                   139                (18,787)
       Accounts payable                                                  (77,687)                12,192                  43,487
       Accrued interest and other                                          16,320                 4,749                  21,377
                                                                 ------------------       -----------------     -------------------
          Net cash used in operating activities                       (2,675,666)             (426,891)             (4,140,910)

Cash Flows from Investing Activities
   Deposits on land                                                            --                    --                 (5,000)
   Purchase of short-term investment                                    (150,000)                    --               (150,000)
   Payments for purchase of land                                         (10,331)             (218,503)               (228,834)
   Proceeds from sale of land                                                  --                    --                  16,584
   Capital expenditures                                                  (39,370)              (10,665)                (52,206)
   Payments for construction in process                              (23,492,790)                    --            (36,683,304)
                                                                 ------------------       -----------------     -------------------
          Net cash used in investing activities                      (23,692,491)             (229,168)            (37,102,760)

Cash Flows from Financing Activities
   Proceeds from short term bank note                                          --                    --                  38,500
   Payments on short term bank note                                            --                    --                (38,500)
   Proceeds from notes payable to members                                      --                    --                  15,000
   Proceeds from TIF financing                                          6,864,000                    --               6,864,000
   Payments for debt issuance costs                                   (1,075,301)              (30,000)             (1,247,014)
   Payments on note for land                                                   --                    --               (143,600)
   Member contributions                                                        --               750,000              49,975,000
   Payments for deferred offering costs                                        --             (187,211)               (403,551)
                                                                 ------------------       -----------------     -------------------
          Net cash provided by (used in) financing activities           5,788,699               532,789              55,059,835
                                                                 ------------------       -----------------     -------------------

Net Increase (Decrease) in Cash and Equivalents                      (20,579,458)             (123,270)              13,816,165
Cash and Equivalents--Beginning of Period                              34,395,623               685,128                      --
                                                                 ------------------       -----------------     -------------------
Cash and Equivalents--End of Period                              $     13,816,165         $     561,858         $    13,816,165
                                                                 ==================       =================     ===================

Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities
     Deferred offering costs included in accounts payable        $             --         $      98,744         $            --
                                                                 ==================       =================     ===================
     Deposit applied to land purchase                            $             --         $          --         $         5,000
                                                                 ==================       =================     ===================
     Debt issuance costs included in accounts payable            $             --         $          --         $        58,214
                                                                 ==================       =================     ===================
     Land acquired through the issuance of note payable          $             --         $     143,600         $       143,600
                                                                 ==================       =================     ===================
     Deferred offering costs offset against equity               $             --         $          --         $       403,551
                                                                 ==================       =================     ===================
     Units issued for line of credit guarantee                   $             --         $     280,000         $       280,000
                                                                 ==================       =================     ===================
     Construction costs included in accounts payable             $     12,840,652         $          --         $    12,840,652
                                                                 ==================       =================     ===================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2007

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

Nature of Business

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual  life. As of June 30, 2007,  the Company is in the  development  stage with its efforts being  principally  devoted to construction and  organizational activities.  The total cost of the project,  including the  construction  of the ethanol plant and start-up expenses, is expected to approximate $97,900,000, net of anticipated  sales tax refunds and rebates.  The Company expects the plant to be completed  and that it will  commence  operations  between  November 2007 and
January 2008.

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

Investments

The Company  includes in investments  certain debt  instruments  with maturities greater than three months and is classified  as  "available  for sale." The debt instrument  consists of a  certificate  of deposit and is recorded as short term investments.  On May 30, 2007,  the Company  replaced  the  personal  guarantees discussed in Note 4 with this certificate of deposit.

Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the effective interest method.  There were no amortization  expenses related to debt issuance costs on the Company's  credit  agreement for the period ended June 30,
2007.  The Company will begin to amortize the debt issuance costs related to the tax increment revenue note during the third quarter of 2007.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2007

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

Through the quarter  ending June 30, 2007,  income and losses were  allocated to all Members based upon their  respective  percentage of capital  accounts  held.
Subsequent to the end of the second quarter of fiscal 2007, the Company  amended and  restated  its  operating  agreement,  and  accordingly,  income  and losses allocated to all Members based upon their respective percentage of Units held.

3.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of June 30, 2007 are as follows:

     Construction costs                                $      49,241,535
     Insurance and other costs                                   172,515
                                                       --------------------

                                                       $      49,414,050
                                                       ====================

The Company  capitalizes  construction  costs and  construction  period interest
until  the  assets  are  placed  in  service.   The   construction   payable  of
approximately  $12,840,000 includes approximately  $4,770,000 of retainage.  The
Company had no capitalized  interest related to construction in progress for the period ended June 30, 2007.

4.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at
5% per annum with  principal  and interest due on April 8, 2009.  If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum until the date of the payment. Accrued interest at June
30, 2007 was approximately $2,400.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company may draw up to $150,000 until maturity in May 2008.  Interest is payable upon the  lender's  demand or in May 2008 at a rate of 7.12%.  The  agreement is secured by the personal  guarantees of each of the fourteen board members. As of
June 30, 2007, there were no borrowings outstanding on the line of credit.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2007

In May 2006,  in exchange for  guaranteeing  the line of credit  agreement,  the
Company's  fourteen  board  members were each issued two  additional  membership units valued at $10,000 per unit for a total of 28 units totaling $280,000.  The issuance of these units was recorded as a debt issuance cost on May 15, 2006 and has been fully amortized to interest  expense over the one year term of the line of credit at June 30, 2007.

5.  LONG-TERM DEBT

In February 2007, the Company entered into a credit  agreement with a lender for a multiple advance construction loan. Under the credit agreement, the lender has provided a construction and term loan of $42,500,000. The Company is required to make interest  payments  during the  construction  phase at the thirty day LIBOR plus 3.4%,  which totaled 8.72% at June 30, 2007.  Upon completion of the plant, the construction and term loan will convert to a permanent ten year term loan of
$32,500,000  and a  $10,000,000  revolving  term  loan.  There  are no  balances outstanding on either loan at June 30, 2007.

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

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%,  which totaled  8.72% at June 30, 2007.  The Company pays a commitment fee of 0.25% on the unused portion of the revolving promissory note.  In  addition,  the  Company is  required  to  establish  and fully fund a
$2,400,000 Debt Service Reserve Account on or prior to the loan conversion date.
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

6.  TAX INCREMENT FINANCING

In  June  2007,  the  City  of  Atkinson,  Nebraska,  acting  as  the  Community
Development  Agency of the City of Atkinson,  Nebraska  ("Issuer")  approved the issuance of Tax Increment Revenue Note, Taxable Series 2007A (NEDAK Ethanol, LLC
Plant  Project) in the total amount of  $6,864,000 on behalf of the Company (the
"Note").  The Note  issuance is for the  purpose of  providing  financing  for a portion  of the  costs of  construction  of the  Company's  ethanol  plant  (the
"Redevelopment Project"). The Note was issued in June 2007 and bears an interest rate of 9.5%.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2007

In connection  with the issuance of the Note, the Issuer and the Company entered into a Redevelopment Contract ("Contract"). Under the terms of the Contract, the
Note proceeds are to be used for Project costs, for the establishment of special funds held by the Note trustee for interest and principal  payments and reserves
(the "Capitalized  Interest Fund" and the "Debt Service Reserve Fund"),  and for
debt issuance costs.  The  approximate  amounts of the uses of the Note proceeds are as follows:  available for Project costs  $4,939,925;  Capitalized  Interest
Fund  $862,935;  Debt  Service  Reserve  Fund  $686,400;  and  Closing  Costs of
$374,740.

The Company  may not  convey,  assign,  or  transfer  the  Project  prior to the expiration  of the 15 year  period  without  the prior  written  consent  of the
Issuer.  If the Company  were to default on the  Contract,  under  circumstances construed to be within the Company's control,  including the failure to complete the Project on or before  January 1, 2009 under  circumstances  construed  to be within the Company's control,  liquidated damages plus interest could be charged against the Company.

The Company will be assessed  taxes on the value of the Project ("Tax  Increment
Revenues")  which will be paid by the Company to a special debt service fund and then used to pay the payments  required on the note.  The Issuer has  guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required note  payments,  the Issuer  will  provide  such funds as are needed to fund the shortfall.

The  Note  matures  in  semi-annual  increments  commencing  June 1,  2009.  The semi-annual  increments  commence at $139,000 and  increase to $444,000,  with a final maturity of December 2021.  Interest on the Note is payable  semi-annually on June 1 and December 1,  commencing on December 1, 2007. The interest rate may reset on June 1,  2012 and June 1,  20017  to a rate  equal to the  5-year  U.S.
Treasury Constant Maturity index plus 4.75% for the applicable  five-year period and the  remainder  of the term of the loan,  respectively.  The Company has the option to redeem or  purchase  the Note in whole or in part on or after  June 1,
2009.

In connection with the Note issuance,  the Issuer also authorized a Series 2007B
Note  to  the  Company  under  which  additional   funding  to  the  Company  is
contingently committed. Under the terms of the agreement, the Issuer may provide additional  funding to the Company up to $4,400,000 to reimburse the Company for
Project costs the Company has paid.  This funding  commitment  bears no interest and no amounts have been recorded in the accompanying  financial  statements due to the contingent nature of the agreement.

The estimated maturities of long term debt at June 30, 2007 are as follows:

       2008                                           $         0
       2009                                               139,000
       2010                                               299,000
       2011                                               328,000
       After 2011                                       6,098,000
                                              --------------------

            Total long-term debt                      $ 6,864,000
                                              ====================

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2007

7.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction services  fixed price contract of  $61,800,000  with a contractor,  an unrelated party, for the construction of the ethanol plant. In addition,  the Company will pay  approximately  $17,400,000  for variable  items which are subject to change based on the difference  between the base June 2006 surcharge  ($0.7098) and the
December  2006  surcharge  ($1.3370)  for 304  stainless  steel as  published by
Brightontruedge.com. As of June 30, 2007, the Company has incurred approximately
$46,040,000 under this agreement,  including approximately  $11,340,000 included in  construction  payable  including  retainage.  Either party may terminate the contract for cause, as specified in the agreement.

In March 2007, the Company entered into an agreement with an unrelated party for dirt work  related to the rail  track,  inspection  road and access  road for an amount not to exceed  approximately  $862,000.  In May 2007, the Company entered into an additional agreement for dirt work at the rail car load out facility for an amount not to exceed  approximately  $166,000.  Monthly  applications will be submitted for work performed in the previous  period subject to retainage in the amount  of 10%  until  substantial  completion  and then 5%  until  satisfactory completion.  The  contract  may be  terminated  by the Company  upon seven days'
written notice  subject to payment for work  completed and any applicable  costs and  retainage.  Work began on this contract in March 2007 and is expected to be complete  by  August  2007.  As of June  30,  2007,  the  Company  has  incurred approximately  $796,000 for these services with approximately  $623,000 included in construction payable including retainage.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction  of the rail track for an amount  not to exceed  approximately
$1,308,000. The Company will make payments as set forth in the agreement subject to retainage in the amount of 10%. Work began on the contract in May 2007 and is expected to be completed by September 2007. As of June 30, 2007, the Company has
incurred  approximately  $597,000 for these services with approximately $587,000 included in construction payable including retainage.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction  of a  storage  tank  for a fixed  lump  sum of  approximately
$426,000,  subject to agreed upon additions or deductions.  The agreement states that the work will be completed  within eight weeks,  but has not been completed due to  weather-related  delays.  The Company will make payments as set forth in the  agreement  subject to retainage in the amount of 10%. The  agreement may be terminated by the Company upon seven days' written notice subject to payment for work  completed  any  applicable  costs and  retainage.  As of June 30, 2007 the
Company has incurred approximately $191,000 with approximately $100,000 included in construction payable.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction of a storage tank for an initial fee of  approximately  $2,500 plus  percentages for material due upon receipt,  as set forth in the agreement.
The Company will make payments as set forth in the agreement.  Work began on the contract in April 2007 and is expected to be completed by October 2007.

Plant management agreement

In July 2007, the Company  entered into an agreement with an unrelated party for the operation and management of the Company's  plant. The Company will pay costs plus a specified  fee to recruit,  hire,  train,  and employ all site  personal, until test  phase when the fee will  change to a  specified  fee per day.  After commencement of operation of the plant the fee shall

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2007

become a specified fixed monthly payment,  adjusted  annually on the anniversary of commencement. After commencement of operations, the Company will also pay for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The
Company also has future  obligations for an incentive  program that is in effect for the first five years of  operation.  The  agreement  shall end sixty  months after  commencement of plant operations unless terminated by either party giving one hundred eighty days prior written notice.

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

Transportation agreement

In July 2007, the Company  entered into an agreement with a fuel carrier for the transportation  of ethanol  from the plant to the  Company's  load out  facility which is being constructed near the City of O'Neill,  Nebraska. The Company will pay a base fee per gallon  unloaded  plus a  surcharge  on a "cents per  gallon"
basis  above the diesel  fuel base.  The  agreement  is for a three year  period beginning July 2007 and will automatically  renew for additional  one-year terms unless  terminated  by either  party by written  notice no less than one hundred eighty days prior to the ending date of the  initial  three-year  term or of any renewal term.

Marketing agreement

In  November  2006,  the Company  entered  into a  marketing  agreement  with an unrelated  party for the sale of all of the  ethanol  the Company is expected to produce.  The Company  agrees to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided. In addition,  the Company agrees to pay the buyer lease fees related to the ethanol rail cars.  As of June
30, 2007 the lease fees have not been finalized.  The agreement commences on the first day of ethanol  production and shall continue for two years. The agreement will  automatically  renew for an  additional  one year unless the Company gives four months' written notice.

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

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company will pay a base price per bushel subject to discounts,

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2007

based on the  posted  cash  price  from  the  Chicago  Board  of Trade  less the provider's  posted basis. The Company will pay a service fee of $0.04 per bushel of grain  delivered.  The initial  term of the  agreement  began on the date the agreement was signed and will continue until the end of the third year following the first delivery of grain to the plant. The agreement will automatically renew for an additional two year period  thereafter  unless terminated by either party with a six months  written  notice.  In the  ordinary  course of  business,  the
Company will enter into forward purchase contracts for its commodity  purchases.
The Company,  through this party, has entered into forward purchase contracts to purchase approximately three million bushels of corn at an average cost of $3.41 per bushel for delivery  between  October 2007 and January  2010. As of June 30,
2007,  the Company has paid  approximately  $978,000 as a deposit for the future delivery of corn.

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

     •    Overcapacity in the ethanol industry;
     •    Our  ability to obtain any  additional  debt  financing  necessary  to construct and operate our plant;
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
     •    Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives); and
     •    Changes and advances in ethanol production technology; and competition from alternative fuel additives.

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

Overview, Status and Recent Developments

     NEDAK  Ethanol,  LLC  is a  development-stage  Nebraska  limited  liability company,  which was formed on December 15, 2003 for the purpose of  constructing and operating an ethanol  plant near  Atkinson,  Nebraska.  When  completed,  we expect that our ethanol plant, which is being constructed on a 72-acre parcel of land which lies  southeast  of the City of Atkinson in north  central  Nebraska, will  consume  approximately  16 to 18 million  bushels  of  locally  grown corn annually,  and produce  approximately 44 million gallons of denatured fuel-grade ethanol and  approximately  290,000 tons of modified wet  distillers  grains for feed cattle  annually.  The site is expected  to have  adequate  access to truck transportation,  and when our  transload  facility,  which is to be located near
O'Neill,  Nebraska, is completed,  we expect our site to have adequate access to rail transportation.

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

2006.  On February 14,  2007,  we entered into a Master  Credit  Agreement  (the
"Credit  Agreement")  with Farm Credit  Services of Grand  Forks,  North  Dakota
("Lender")  regarding a senior  secured  credit  facility  ("Facility")  for the provision  of up to the lesser of  $42,500,000  or 50% of project  costs for our ethanol plant. As our construction has progressed, the total amounts we estimate we will need to complete construction and commence operations have increased, as previously reported. In addition, the total amounts we estimate we will spend on plant construction and start-up have increased, as discussed below.

     As  previously   reported,   on  May  8,  2006,  we  entered  into  a  Firm
Transportation  Agreement   ("Transportation   Agreement")  with  Kinder  Morgan
Interstate Gas Transmission  LLC ("KMIGT"),  under which we will obtain pipeline space  from  KMIGT for our  receipt  of natural  gas.  We  initially  provided a
$150,000  letter of credit  issued  through  Great  Western Bank, as required by
KMIGT,  when we  entered  into  the  Transportation  Agreement,  and each of our
Directors personally  guaranteed $10,715 of that letter of credit. We issued two
Membership  Units  to each of our  Directors  in  exchange  for  those  personal guarantees. On May 30, 2007, we replaced the Directors' personal guarantees with a $150,000 certificate of deposit with First Dakota National Bank.

     Also as  previously  reported,  effective  June 19, 2007, we entered into a
Track Lease Agreement (the "Track  Agreement")  with the Nebraska Game and Parks
Commission (the "Commission"),  under which we have leased from the Commission a parcel of land (the  "Property")  to use as a rail spur track over which we plan to transport  ethanol.  We are  obligated to construct its track on the Property within 18 months of the  effectiveness of the Track  Agreement.  We have paid an initial fee of $10,000 to the  Commission  and will pay an annual  rental fee of
$10,000 for use of the Property. Additionally, we are responsible for any public assessments  respecting  the  maintenance  or  use of the  Property.  The  Track
Agreement provides that we are responsible to maintain our track on the Property and we are solely  responsible  for its operations on the Property and complying with applicable laws regarding its use of the Property.

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
Through the second quarter of 2007, we have paid Delta-T  $34,404,318  under the
Construction Contract. The payments also do not include any sales or other taxes that may be assessed  and paid by us on the services  rendered or materials  and equipment  purchased.  Our anticipated  total project cost has never been a firm estimate  and we expect  that it will  continue  to change  from time to time as construction of the project progresses.

     We  also  estimate  approximately  $4,000,000  in  project  costs  for  the construction of the transload  facility,  rail and other items outside the scope
of  the  Construction  Contract  with  Delta-T.   Included  in  that  amount  is
approximately  $733,000 in equipment we will need to purchase for the  transload facility.  Through June 30, 2007, we have paid  $1,411,425 in costs to construct the transload facility.

     Below is the status of the construction of our plant as of June 2007:

     •    Grain  handling:  the reclaim  tower is complete,  the  sprouting  and grates are installed,  the bulk scale,  scalper and mill surge bin are installed, and the stairs, catwalk and ladders are 90% complete
     •    The footing for the main process building is complete
     •    The  chemical  tanks are set,  the tank farm is being  erected and the fermentation  tanks have lids  installed

     •    We are  excavating for the dryer,  switch gear  building,  the cooling tower and the ethanol storage area
     •    We have begun erecting the storage tank at the O'Neill transload site

     We are still in the development phase, and until the proposed ethanol plant is  operational,  we will  generate no revenue other than  interest  income.  We anticipate that  accumulated  losses will continue to increase until the ethanol plant is  operational.  We  expect  the plant to be  completed  and that we will commence operations between November 2007 and January 2008.

Plan of Operations

     We expect to spend  approximately  the first five months out of the next 12 months focused primarily on plant  construction  including,  but not limited to, the following activities:  plant construction,  transload facility construction, the establishment of a risk management  program,  and other similar pre-start up items. Such construction, equipment purchases and installation will be primarily handled by Delta-T which will be paid by us by making periodic progress payments based on the work  completed  and  invoiced to us by Delta-T,  as disbursed by a title company pursuant to the loan Facility  described below.  Additionally,  we expect  that the  mechanical  construction  of our plant  will be  substantially complete  toward the end of the fourth  quarter of 2007,  at which point we will begin  testing  the  plant  for  final  acceptance,  with  a goal  of  beginning production operations by the first day of 2008.

     We intend to spend  approximately the remaining seven of the next 12 months focused on  exceeding  our  plant's  nameplate  production  capabilities  and to implement  our  marketing  and  purchasing  strategies,  which  include  forward purchases  and the use of future  contracts for both the sale of our ethanol and our purchases of corn and natural gas.

     We have entered into a Plant Operating  Agreement with HWS Energy Partners,
L.L.C. ("HWS"), under which HWS will manage our ethanol plant. HWS has agreed to manage all facets of our plant's  operations and to provide,  for the employment by the  Company,  a  sufficient  number of  employees  to operate our plant.  We anticipate  that we will have 35 employees  when we commence  plant  operations.
While all employees  excepting HWS's key management  personnel will be employees of the Company,  HWS is responsible for timely identifying  employee  candidates and assuring that vacancies are filled.

     We are currently  dependent on our  President/General  Manager, an internal accounting  manager and an outside  accountant for the  maintenance of our books and records.  We intend to hire and train  additional  full-time  administrative staff  prior  to  commencement  of  operations  that  will  be  responsible  for compliance with the rules and regulations  promulgated  under the Securities and
Exchange Act of 1934  concerning the  maintenance of books and records,  and the timely  and  accurate  submission  of  annual  and  periodic  reports  with  the
Securities and Exchange Commission.

Project Capitalization

     We expect that the proceeds  from our public  offering,  combined  with the debt financing  pursuant to the Facility and the TIF Note described below,  will be sufficient to cover all costs associated with construction of the project. As indicated above, we sold 4,794  Membership  Units for $47,940,000,  and obtained
$47,536,000  net of  offering  expenses  from the  offering  which we  closed on
September 28, 2006.

     Under the senior  secured  credit  Facility we entered  into with Lender in
February,  2007,  we have the  ability,  subject to the  fulfillment  of certain conditions,  to borrow up to the  lesser of  $42,500,000  or 50% of our  project costs to finance the construction and development of our ethanol plant, with the
Facility  consisting of a multiple advance  construction loan (the "Construction
Facility")  during the  construction  period;  and at  construction  completion, conversion to a permanent ten year term loan facility (the "Term  Facility"),  a portion of which can be further  converted to a $10 million  revolving term loan
(the "Revolving Facility"),  subject to certain conditions. As of June 30, 2007, we have not made any draw on the Facility.

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

     In June  2007,  the  City  of  Atkinson,  Nebraska  ("City")  issued  a tax increment  financing  Note (the "TIF  Note"),  the net  proceeds of which in the amount of $4,939,925 were paid to us to reimburse us for certain  infrastructure improvements  relating to our plant.  The TIF Note is an obligation of the City, not of the Company,  and is expected to be retired from property tax payments we will  make to the  City,  which in turn are  based on the  value of our land and buildings.  The TIF Note proceeds  reimburse us for land costs, site preparation costs,  utility  extensions and  installations,  roadways and pollution  control equipment.  We  agreed  to pay an  outside  advisor  (the  "Placement  Agent") a retainer,  to pay its counsel's  fees,  and a placement  agency fee of 3% of the value of the loan secured by the TIF Note.  Total fees to the  Placement  Agent, including counsel fees, were $255,920.  In addition to the Placement Agent fees, we paid $118,820 in other issuance costs.

     The TIF Note serves as  collateral  for a loan in the amount of  $6,864,000
(the  "Loan").  We  received  the net  proceeds  of the Loan  pursuant to a Loan
Agreement we entered into with the lead lending agent,  Arbor Bank (on behalf of itself and  participating  lenders) ("TIF  Lender"),  under which we have loaned such  proceeds  to the City in exchange  for the TIF Note.  Under the terms of a
Security Agreement we entered into in favor of the TIF Lender,  repayment of the
Loan is secured by our pledge of the TIF Note,  the  Capitalized  Interest  Fund
(defined below), the Debt Service Reserve Fund (defined below), the net proceeds of certain insurance  proceeds,  the net proceeds of the Loan, and our interests in the City's pledge of its tax increment revenue and the PILOT (defined below).

     The Loan has a term of approximately 14 years, with principal  payments due semi-annually,  and interest  accrues at a rate of 9.50%,  which rate includes a
0.25%  servicing  fee payable to the TIF Lender.  The interest  rate on the Loan will reset in June of 2012 and 2017 according to certain U.S.  Treasury indexes.
A  capitalized  interest  fund in the amount of $862,935 was  reserved  from the proceeds of the Loan to provide  for 18 months of interest  payments on the Loan during the construction of our ethanol plant,  until tax increment  payments are received (the "Capitalized Interest Fund"). A debt service reserve fund was also reserved  from the Loan  proceeds  (held by the TIF Lender and  invested for our benefit) in an amount of 10% of the Loan principal ($686,400) to be used to make principal  and  interest  payments on the Loan in the event of a shortfall  (the
"Debt Service  Reserve  Fund").  In the event the TIF Lender is required to draw down the Debt Service Reserve Fund, we will be required to immediately replenish the entire  amount of the  drawdown.  Events of default  under the Loan include, among other things,  (i) our failure to pay  principal,  interest or premiums on the Loan, (ii) our bankruptcy, and (iii) our default under the Facility.

     We entered into a Redevelopment  Contract with the City (the "Redevelopment
Contract")  providing for (i) our obligation to complete the construction of our ethanol  plant,  (ii)  the  City's  payment  of a  redevelopment  grant to us to reimburse  us for the project  costs  discussed  above,  (iii) the  indebtedness evidenced  by the TIF Note,  and (iv) the  City's  obligation  to pay to the TIF
Lender payments in lieu of taxes  ("PILOT") if the City's tax increment  revenue is  insufficient  to repay the  principal  and interest on the Loan because of a lower assessed  value of our property which is improved  through the issuance of the TIF Note.

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

     The following  table shows the sources of our liquidity in connection  with the  construction of our ethanol plant and  commencement  of its operations.  In
June 2007,  our Board of  Directors  revised our budget to reflect  increases in both the funds we have  available,  and in the  estimated  costs to complete our plant and commence operations. Accordingly, the following table has been updated to reflect such  increases and to  re-allocate  our projected uses of funds in a more accurate manner.

                       Sources of Funds                      Amount
          Equity offering gross proceeds                      $47,940,000
          Private offering gross proceeds                      $2,035,000
          Debt financing                                      $42,500,000
          TIF Note Financing (1)                               $4,940,000
          Other (2)                                            $1,061,000
          ----------------------------------------------------------------
          Total Sources of Funds(3)                           $98,476,000

                       Uses of Funds                         Amount
          Costs of Equipment and Construction of Ethanol      $79,153,000
              Plant
          Land and site preparation                            $1,260,000
          Engineering and architectural fees                     $939,000
          Bonding and insurance                                  $300,000
          Rolling stock, office equipment, water treatment       $380,000
          Transload facility                                   $4,116,000
          Contingency reserve                                    $327,000
          Capitalized Interest and Financing Costs             $2,606,000
          Start-up Expenses:  working capital and inventory,   $5,557,000
              through first month of production
          Cash reserves, management, accounting, legal and     $3,838,000
              other
          ----------------------------------------------------------------
          Total Uses of Funds                                 $98,476,000

          (1) See discussion regarding TIF Notes above.
          (2) As  previously  reported,  this amount  includes a $15,000 aggregate  loan  from our  Directors,  and  $1,046,441  in interest received on investor  subscriptions in our public offering through June 30, 2007.
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

Item 3A(T).     Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls  and  procedures  (as  defined  in Rule  13a-15  under  the  under  the
Securities  Exchange Act of 1934, as amended (the "Exchange  Act")),  as of June
30, 2007. Based upon this review and evaluation, these officers believe that our disclosure  controls and  procedures  are  presently  effective in ensuring that material  information  related  to us is  recorded,  processed,  summarized  and reported  within  the  time  periods  required  by the  forms  and  rules of the
Securities and Exchange Commission.

     Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been  no  change  that  has  materially  affected  or is  reasonably  likely  to materially affect our internal control over financial reporting.

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

     The following table  indicates the approximate  amounts of the net offering proceeds  spent  by the  Company  from  the  date  of the  effectiveness  of its registration statement through June 30, 2007. Except for (i) $1,458 spent by the
Company for electrical work with Agland  Electric,  which is owned by one of our
Directors,  Jeff  Lieswald,  (ii) $8,340  spent by the Company for a pallet rack purchased  from Olson  Industries,  Inc., of which one of our  Directors,  Robin
Olson,  is an owner and  director,  and (iii)  $8,706  spent by the  Company for grading  work  performed  by  Osborne  Construction,  Inc.,  which  one  of  our
Directors,  Kenneth  Osborne is the President and a director,  all the following amounts were paid directly to unrelated  vendors or parties  providing the goods or services.

                Amount                        Use of Proceeds

             $38,850,000         Construction of plant, building and facilities
                $143,600         Repayment of indebtedness
              $5,970,000         Temporary investments
                $978,000         Prepayment for raw materials
              $1,240,000         Debt issuance expenses
                $300,000         Operating expenses

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
4(i).1     Second Amended and Restated Operating Agreement of NEDAK Ethanol, LLC
           dated July 18,  2007  (incorporated  by  reference  to Exhibit 3.2 of
           Report on Form 8-K filed July 23, 2007).
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
10(i).1    Track Lease Agreement dated June 19, 2007 between NEDAK Ethanol,  LLC and the Nebraska Game and Parks Commission (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed June 25, 2007)
10(i).2    Purchase  Letter dated June 19, 2007 from NEDAK  Ethanol,  LLC to the
           City of Atkinson, Nebraska (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed June 25, 2007)
10(i).3    Promissory  Note dated June 19,  2007 made by NEDAK  Ethanol,  LLC in favor of Arbor Bank  (incorporated  by  reference  to Exhibit 10.5 of
           Report on Form 8-K filed June 25, 2007)
10(i).4    Security Agreement dated June 19, 2007 between NEDAK Ethanol, LLC and
           Arbor Bank  (incorporated  by  reference to Exhibit 10.4 of Report on
           Form 8-K filed June 25, 2007)
10(i).5    Redevelopment Contract dated June 19, 2007 between NEDAK Ethanol, LLC and the City of  Atkinson,  Nebraska  (incorporated  by  reference to
           Exhibit 10.6 of Report on Form 8-K filed June 25, 2007)
10(i).6    Loan  Agreement  dated June 19, 2007 between NEDAK  Ethanol,  LLC and
           Arbor Bank  (incorporated  by  reference to Exhibit 10.3 of Report on
           Form 8-K filed June 25, 2007)
10(i).7    Firm  Transportation  Agreement  dated  May  8,  2006  between  NEDAK
           Ethanol,  LLC and  Kinder  Morgan  Interstate  Gas  Transmission  LLC
           (incorporated  by  reference  to  Exhibit  10.2 of Report on Form 8-K filed February 20, 2007)
10(i).8.   Engineering,   Procurement  and  Construction  Services  Fixed  Price
           Contract dated August 9, 2006 with Delta-T Corporation  (incorporated by reference to Exhibit 10.2 of Report on Form 10-QSB filed  November
           20, 2006)
10(i).9    Plant  Operating  Agreement  dated July 11, 2007 and amended July 16,
           2007,  between NEDAK  Ethanol,  LLC and HWS Energy  Partners,  L.L.C.
           (incorporated  by  reference  to  Exhibit  10.1 of Report on Form 8-K filed July 16,  2007).  Portions of the  Agreement  have been omitted pursuant to a request for confidential treatment.
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

                                       NEDAK ETHANOL, LLC

Date:  August 14, 2007                 /s/ Jerome Fagerland
                                       Jerome Fagerland, President

Date:  August 14, 2007                 /s/ Timothy Borer
                                       Timothy Borer, Treasurer and Secretary

