Form 10QSB
period 2007-09-30
NEDAK ETHANOL, LLC
filed 2007-11-14
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
  (Mark one)
     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

                For the quarterly period ended September 30, 2007

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number 000-52597

                               NEDAK ETHANOL, LLC
        (Exact name of small business issuer as specified in its charter)

                                    Nebraska
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   20-0568230
                                   ----------
                      (I.R.S. Employer Identification No.)

          87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska 68713
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (402) 925-5570
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity,  as of the latest  practicable date: As of November 14, 2007, the issuer had 5,229 Membership Units issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number    Item Matter                                               Page Number

Item 1.        Financial Statements.                                           1

Item 2.        Management's Discussion and Analysis or Plan of Operation.     12

Item 3A(T)     Controls and Procedures.                                       18

                           PART II--OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.   18

Item 4.        Submission of Matters to a Vote of Security Holders            19

Item 6.        Exhibits.                                                      19

Signatures                                                                    21

                          PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements.
                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Condensed Balance Sheet
--------------------------------------------------------------------------------
                                                              September 30,
ASSETS                                                             2007
--------------------------------------------------------------------------------
                                                               (Unaudited)
Current Assets
     Cash and equivalents                                 $            6,377,324
     Restricted short term investment                                  1,073,828
     Restricted cash - TIF                                               873,707
     Accrued interest receivable                                           6,585
     Inventory deposit - corn
                                                                         978,032
     Prepaid expenses and other                                            9,286
                                                          ----------------------
          Total current assets                                         9,318,762

Property and Equipment
     Land                                                                360,850
     Office equipment                                                     52,513
     Vehicles                                                             32,580
     Construction in process                                          54,431,282
     Construction in process--related parties                            126,700
                                                          ----------------------
     Less accumulated depreciation                                    55,003,925
                                                                         (6,804)
                                                          ----------------------
          Net property and equipment                                  54,997,121

Other Assets
     Restricted cash - TIF                                               694,967
     Debt issuance costs                                               1,276,750
                                                          ----------------------
          Total other assets                                           1,971,717
                                                          ----------------------
          Total Assets                                    $           66,287,600
                                                          ======================

--------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------

 Current Liabilities
     Accounts payable                                     $              161,014
     Accounts payable--related party                                      55,000
     Construction payable                                             11,277,119
     Accrued interest and other                                          196,241
                                                          ----------------------
          Total current liabilities                                   11,689,374

 Notes payable - members                                                  15,000
 Long-term debt                                                        6,864,000
 Commitments and Contingencies

 Members' Equity
     Member contributions, net of cost of raising capital
     5,229 units outstanding                                          49,851,449
     Deficit accumulated during development stage                    (2,132,223)
                                                          ----------------------
         Total members' equity                                        47,719,226
                                                          ----------------------
Total Liabilities and Members' Equity                     $           66,287,600
                                                          ======================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                        Condensed Statement of Operations

--------------------------------------------------------------------------------
                                       Quarter Ended            Quarter Ended
                                       September 30,            September 30,
                                            2007                    2006
--------------------------------------------------------------------------------
                                        (Unaudited)              (Unaudited)

Revenues                           $               --      $                 --

Operating Expenses
     Professional fees                        150,105                    52,239
     General and administrative               207,439                   795,062
                                   -------------------     ---------------------
       Total                                  357,544                   847,301
                                   -------------------     ---------------------

Operating Loss                              (357,544)                 (847,301)

Other Income (Expense)
     Other income                                 472                        --
     Interest income                          130,455                   254,912
     Interest expense                              --                  (72,045)
                                   -------------------     ---------------------
       Total                                  130,927                   182,867
                                   -------------------     ---------------------

Net Loss                           $        (226,617)       $          (664,434)
                                   ===================     =====================

Weighted Average Units
Outstanding                                     5,229                        539
                                   ===================     =====================

Net Loss Per Unit                  $             (43)       $            (1,233)
                                   ===================     =====================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                       Condensed Statements of Operations

----------------------------------------------------------------------------------------------------------------------
                                                Nine Months Ended       Nine Months Ended         From Inception
                                                  September 30,           September 30,         (December 15, 2003)
                                                       2007                    2006            to September 30, 2007
----------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited)            (Unaudited)                (Unaudited)

Revenues                                      $                --     $                --     $                 --

Operating Expenses
     Professional fees                                    380,061                 152,567                1,119,832
     General and administrative                           562,548               1,135,160                1,942,433
                                              --------------------    --------------------    ---------------------
       Total operating expenses                           942,609               1,287,727                3,062,265
                                              --------------------    --------------------    ---------------------

Operating Loss                                          (942,609)             (1,287,727)              (3,062,265)

Other Income (Expense)
     Other income                                             100                      --                   40,600
     Interest income                                      578,405                 254,912                1,176,896
     Interest expense                                    (46,742)               (169,230)                (287,454)
                                              --------------------    --------------------    ---------------------
       Total other income, net                            531,763                  85,682                  930,042
                                              --------------------    --------------------    ---------------------

Net Loss                                      $         (410,846)     $       (1,202,045)     $        (2,132,223)
                                              ====================    ====================    =====================

Weighted Average Units
Outstanding                                                 5,229                     416                    1,486
                                              ====================    ====================    =====================

Net Loss Per Unit                             $              (79)     $           (2,890)     $            (1,435)
                                              ====================    ====================    =====================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended     Nine Months Ended        From Inception
                                                                    September 30,         September 30,       (December 15, 2003)
                                                                        2007                   2006           to September 30,2007
---------------------------------------------------------------- -------------------- ----------------------- ---------------------
                                                                     (Unaudited)            (Unaudited)             (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                      $      (410,846)         $ (1,202,045)         $   (2,132,223)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                           5,356                   862                   6,804
     Interest for line of credit guarantee                                 46,742               163,333                 280,000
     Change in assets and liabilities
       Restricted cash                                                (1,568,674)                    --             (1,568,674)
       Accrued interest receivable                                         43,388             (111,269)                 (6,585)
       Inventory deposit - corn                                         (978,032)                    --               (978,032)
       Prepaid expenses and other                                          46,820                 2,920                 (8,286)
       Accounts payable                                                    94,640                36,647                 216,014
       Accrued interest and other                                         191,184                 1,459                 196,241
                                                                 ------------------       -----------------     -------------------
          Net cash used in operating activities                       (2,529,422)           (1,108,093)             (3,994,741)

Cash Flows from Investing Activities
   Deposits on land                                                            --                    --                 (5,000)
   Payments for restricted short-term investments                     (1,073,828)                    --             (1,073,828)
   Payments for purchase of land                                         (10,331)             (218,503)               (228,834)
   Proceeds from sale of land                                                  --                    --                  16,584
   Capital expenditures                                                  (72,257)              (12,836)                (85,093)
   Payments for construction in process                              (30,090,349)           (8,882,104)            (43,280,863)
                                                                 ------------------       -----------------     -------------------
          Net cash used in investing activities                      (31,246,765)           (9,113,443)            (44,657,034)

Cash Flows from Financing Activities
   Proceeds from short term bank note                                          --                    --                  38,500
   Payments on short term bank note                                            --                    --                (38,500)
   Proceeds from notes payable to members                                      --                    --                  15,000
   Proceeds from TIF financing                                          6,864,000                    --               6,864,000
   Payments for debt issuance costs                                   (1,106,112)              (94,600)             (1,277,750)
   Payments on note for land                                                   --             (143,600)               (143,600)
   Member contributions                                                        --            48,690,000              49,975,000
   Payments for deferred offering costs                                        --             (363,094)               (403,551)
                                                                 ------------------       -----------------     -------------------
          Net cash provided by financing activities                     5,757,888            48,088,706              55,029,099
                                                                 ------------------       -----------------     -------------------

Net Increase (Decrease) in Cash and Equivalents                      (28,018,299)            37,867,170               6,377,324
Cash and Equivalents--Beginning of Period                              34,395,623               685,128                      --
                                                                 ------------------       -----------------     -------------------
Cash and Equivalents--End of Period                              $      6,377,324         $  38,552,298         $     6,377,324
                                                                 ==================       =================     ===================

Supplemental Disclosure of Cash Flow Information
     Interest paid, all capitalized                              $        186,359         $          --         $       186,359
                                                                 ==================       =================     ===================

Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities
     Deposit applied to land purchase                            $             --         $          --         $         5,000
                                                                 ==================       =================     ===================
     Land acquired through the issuance of note payable          $             --         $     143,600         $       143,600
                                                                 ==================       =================     ===================
     Deferred offering costs offset against equity               $             --         $     403,551         $       403,551
                                                                 ==================       =================     ===================
     Units issued for line of credit guarantee                   $             --         $     280,000         $       280,000
                                                                 ==================       =================     ===================
     Construction costs included in accounts payable             $     11,277,119         $   2,130,662         $    11,277,119
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

                               September 30, 2007

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

Nature of Business

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual  life.  As of September  30, 2007,  the Company is in the  development
stage  with  its  efforts  being   principally   devoted  to  construction   and
organizational  activities.  The  total  cost  of  the  project,  including  the construction  of the  ethanol  plant  and  start-up  expenses,  is  expected  to approximate  $97,900,000,  net of anticipated sales tax refunds and rebates. The
Company  expects the plant to be completed and that it will commence  operations in March 2008.

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

Investments

The Company  includes in investments  certain debt  instruments  with maturities greater than three months and is classified as  "available  for sale".  The debt instruments  totaling  $1,073,828  consist of  certificates  of deposit  and are recorded  as  restricted  short  term  investments.  As noted  in Note 4,  these instruments are restricted as part of line of credit  agreements the Company has entered into.

Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the effective  interest method.  There was no amortization  expenses related to debt issuance costs on the Company's  credit agreement for the period ended September
30,  2007.The  Company will begin to amortize the debt  issuance cost related to the tax increment revenue note during the fourth quarter of 2007.

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

                               September 30, 2007

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

Income and losses allocated to all users based upon their respective  percentage of units held.

3.  CONSTRUCTION IN PROGRESS

Amounts  included in  construction  in progress as of September  30, 2007 are as follows:

     Construction costs                   $      54,299,900
     Insurance and other costs                      258,082
                                          --------------------
                                          $      54,557,982
                                          ====================

The Company  capitalizes  construction  costs and  construction  period interest
until  the  assets  are  placed  in  service.   The   construction   payable  of
approximately  $11,200,000  includes  approximately  $135,400 of retainage.  The
Company  had  capitalized   interest  of   approximately   $186,400  related  to
construction  in progress for the three and nine month periods  ended  September
30, 2007.

4.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at
5% per annum with  principal  and interest due on April 8, 2009.  If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum  until the date of the  payment.  Accrued  interest  at
September 30, 2007 was approximately $2,552.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company may draw up to $150,000 until maturity in May 2008.  Interest is payable upon the  lender's  demand or in May 2008 at a rate of 7.12%.  The  agreement is secured by restricted short term investments totaling $150,000.  As of September
30, 2007, there were no borrowings outstanding on the line of credit.

In August  2007,  the Company  entered into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter for the service of transporting gas. The Company may draw up to $923,828.  Interest is payable upon the lender's demand at a rate of 6.79%.  The  agreement is secured by  restricted  short term investments  of $923,828.  As of September  30, 2007,  there were no  borrowings outstanding on the line of credit.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2007

5.  LONG-TERM DEBT

In February 2007, the Company entered into a credit  agreement with a lender for a multiple advance construction loan. Under the credit agreement, the lender has provided a construction and term loan of $42,500,000. The Company is required to make interest  payments  during the  construction  phase at the thirty day LIBOR plus 3.4%,  which totaled 8.64% at September  30, 2007.  Upon  completion of the plant,  the construction and term loan will convert to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan. There are no balances outstanding on either loan at September 30, 2007.

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

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%,  which  totaled  8.64% at September  30,  2007.  The
Company  will  pay a  commitment  fee of  0.25%  on the  unused  portion  of the revolving  promissory  note upon  conversion  to the  revolving  term  loan.  In addition,  the Company is required to establish and fully fund a $2,400,000 Debt
Service  Reserve  Account  on or  prior to the loan  conversion  date.  Once the
Company receives the State of Nebraska sales tax rebate, the Company will make a principal payment, not subject to prepayment fees, of $2,400,000. The commitment amount  will be  reduced  to an  amount  not to exceed  $7,600,000  and the Debt
Service Reserve Fund will no longer be required to be funded.

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

6.  TAX INCREMENT FINANCING ("TIF")

In  June  2007,  the  City  of  Atkinson,  Nebraska,  acting  as  the  Community
Development  Agency of the City of Atkinson,  Nebraska  ("Issuer")  approved the issuance of Tax Increment Revenue Note, Taxable Series 2007A (NEDAK Ethanol, LLC
Plant  Project) in the total amount of  $6,864,000 on behalf of the Company (the
"Note").  The Note  issuance is for the  purpose of  providing  financing  for a portion  of the  costs of  construction  of the  Company's  ethanol  plant  (the
"Redevelopment  Project"). The Note was issued in June 2007 and bear an interest rate of 9.5%.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2007

In connection  with the issuance of the Note, the Issuer and the Company entered into a Redevelopment Contract ("Contract"). Under the terms of the Contract, the note proceeds are to be used for Project costs, for the establishment of special funds held by the note trustee for interest and principal  payments and reserves
(the "Capitalized  Interest Fund" and the "Debt Service Reserve Fund"),  and for
debt  issuance  costs.  The  amounts  of the  uses of the note  proceeds  are as follows:  available  for Project  costs  $4,939,925;  Capitalized  Interest Fund
$862,935; Debt Service Reserve Fund $686,400; and Closing Costs of $374,740.

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

The  Note  matures  in  semi-annual  increments  commencing  June 1,  2009.  The semi-annual  increments  commence at $139,000 and  increase to $444,000,  with a final maturity of December 2021.  Interest on the Note is payable  semi-annually on June 1 and December 1,  commencing on December 1, 2007. The interest rate may reset on June 1,  2012  and June 1,  2017 to a rate  equal  to the  5-year  U.S.
Treasury Constant Maturity index plus 4.75% for the applicable  five-year period and the  remainder  of the term of the loan,  respectively.  The Company has the option to redeem or  purchase  the Note in whole or in part on or after  June 1,
2009.

In connection with the Note issuance,  the Issuer also authorized a Series 2007B
Note  to  the  Company  under  which  additional   funding  to  the  Company  is
contingently committed.  Under the terms of the agreement the Issuer may provide additional  funding to the Company up to $4,400,000 to reimburse the Company for
Project costs the Company has paid.  This funding  commitment  bears no interest and no amounts have been recorded in the accompanying  financial  statements due to the contingent nature of the agreement.

The estimated maturities of long term debt at September 30, 2007 are as follows:

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
                                       ====================

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2007

7.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction services  fixed price contract of  approximately  $77,608,000  including  change orders,  with an unrelated  party, for the construction of the ethanol plant. In addition,  the Company will pay  approximately  $17,400,000  for variable  items which are subject to change based on the  difference  between the base June 2006 surcharge  ($0.7098) and the December 2006 surcharge ($1.3370) for 304 stainless steel as published by Brightontruedge.com. As of September 30, 2007, the Company
has  incurred   approximately   $53,192,800  under  this  agreement,   including
approximately  $10,471,800 included in construction payable including retainage.
Either  party  may  terminate  the  contract  for  cause,  as  specified  in the agreement.

In March 2007, the Company entered into an agreement with an unrelated party for dirt work  related to the rail  track,  inspection  road and access  road for an amount not to exceed  approximately  $862,000.  In May 2007, the Company entered into an additional agreement for dirt work at the rail car load out facility for an amount not to exceed  approximately  $166,000.  Monthly  applications will be submitted for work performed in the previous  period subject to retainage in the amount  of 10%  until  substantial  completion  and then 5%  until  satisfactory completion.  The  contract  may be  terminated  by the Company  upon seven days'
written notice  subject to payment for work  completed and any applicable  costs and  retainage.  Work began on this contract in March 2007 and is expected to be complete by November  2007. As of September  30, 2007,  the Company has incurred approximately  $1,140,900 for these services with approximately $34,830 included in construction payable including retainage.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction  of the rail track for an amount  not to exceed  approximately
$1,308,000. The Company will make payments as set forth in the agreement subject to retainage  in the amount of 10%.  Work will begin on the contract in May 2007 and is expected to be completed by November  2007. As of September 30, 2007, the
Company  has   incurred   approximately   $587,000  for  these   services   with
approximately $254,222 included in construction payable including retainage.

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
As of September 30, 2007 the Company has incurred approximately $367,000.

In May 2007, the Company  entered into an agreement with an unrelated  party for the  construction  of a load out facility in O'Neill,  Nebraska for a fee not to exceed approximately $92,700. The Company will make payments as set forth in the agreement  subject to retainage  in the amount of 10%.  Work will start when the
Company  notifies the Contractor.  As of September 30, 2007, the Company has not
incurred expenses for these services.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2007

In June 2007, the Company  entered into an agreement with an unrelated party for the  construction of a load out facility in Atkinson for a fee of  approximately
$670,000,  subject to agreed upon additions or deductions. The Company will make payments as set forth in the  agreement  subject to  retainage  in the amount of
10%.  Work began on the  contract in July 2007.  As of September  30, 2007,  the
Company has incurred approximately $132,000 for these services which is included in construction payable including retainage.

Plant management agreement

In July 2007, the Company  entered into an agreement with an unrelated party for the operation and management of the Company's  plant. The Company will pay costs plus a fee to recruit,  hire,  train,  and employ all site personal,  until test phase when the fee will  change to a daily  fixed  fee.  After  commencement  of operation of the plant the fee shall become a fixed  monthly  payment,  adjusted annually on the anniversary of commencement.  After  commencement of operations, the Company will also pay for process  chemicals  at a fixed rate per  denatured gallon of ethanol  produced.  The  Company  also has future  obligations  for an incentive  program that is in effect for the first five years of operation.  The agreement  shall  end sixty  months  after  commencement  of  operations  unless terminated by either party giving one hundred eighty days prior written  notice.
As of September 30, 2007,  the Company has incurred  approximately  $119,000 for these services.

Employment Agreement

In November 2007, the Company  entered into an agreement with a related party, a member and Director of the Company, to perform services as president and general manager,  for an annual base salary of $130,000 with 5% incremental increase per year plus  reimbursable  expenses.  The term of  employment  shall be four years starting in 2007, with the option to extend for two additional  two-year periods upon express  written  consent of both  parties.  The Company may  terminate the agreement immediately for cause.

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

In  September  2007,  the  Company  entered  into an  agreement,  secured by the
Company's line of credit as disclosed in Note 4, with a natural gas  transporter to expand the pipeline capacity. The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily  transportation quantity of 1,000 Dth per day. The agreement is for a ten year period  beginning
June 2007 and may be  extended  for  another  primary  term if agreed to by both parties.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2007

Transportation agreement

In July 2007, the Company  entered into an agreement with a fuel carrier for the transportation  of ethanol from the plant to the load out facility.  The Company will pay a base fee per gallon unloaded plus a surcharge on a "cents per gallon"
basis  above the diesel  fuel base.  The  agreement  is for a three year  period beginning July 2007 and will automatically  renew for additional  one-year terms unless  terminated  by either  party by written  notice no less than one hundred eighty days prior to the ending date of the  initial  three-year  term or of any renewal term.

Marketing agreement

In  November  2006,  the Company  entered  into a  marketing  agreement  with an unrelated  party for the sale of all of the  ethanol  the Company is expected to produce.  The Company  agrees to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided. In addition,  the Company agrees to pay the buyer  lease fees  related  to the  ethanol  rail cars.  As of
September  30,  2007 the  lease  fees  have not been  finalized.  The  agreement commences  on the first day of ethanol  production  and shall  continue  for two years. The agreement will automatically  renew for an additional one year unless the Company gives four months' written notice.

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

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company  will pay a base price per bushel  subject  to  discounts,  based on the posted  cash price from the  Chicago  Board of Trade less the  providers  posted basis.  The  Company  will  pay a  service  fee of  $0.04  per  bushel  of grain delivered.  The  initial  term of the  agreement  shall  be from  the  date  the agreement  was  signed  until  the end of the  third  year  following  the first delivery of grain to the plant.  The agreement will  automatically  renew for an additional two year period  thereafter  unless terminated by either party with a six months written notice. In the ordinary course of business,  the Company will enter into forward purchase contracts for its commodity purchases.  The Company, through  this party,  has entered into  forward  purchase  contracts to purchase approximately  three  million  bushels of corn at an  average  cost of $3.41 per bushel for delivery  between  January 2008 and January 2010. As of September 30,
2007,  the Company has paid  approximately  $978,000 as a deposit for the future delivery of corn.

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

     •    Overcapacity in the ethanol industry;
     •    Fluctuations  in the price  and  market  for  ethanol  and  distillers grains;
     •    Availability  and costs of products  and raw  materials,  particularly corn and natural gas;
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
     •    Changes  in  the  weather  and  economic   conditions   impacting  the
          availability and price of corn and natural gas;
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

     As part of our  planning,  we  originally  estimated  that  we  would  need approximately  $78.4  million to purchase  additional  land and to construct and equip the plant, and a total of  approximately  $90 million to cover all capital expenditures  necessary to complete  the project and make the plant  operational and produce revenue. To

meet this capital  commitment,  our strategy  was to raise the  necessary  funds through a  combination  of equity and debt  financing.  We filed a  Registration
Statement  for an  initial  public  offering  of our  Membership  Units with the
Securities  and  Exchange  Commission  on Form SB-2,  as amended,  which  became effective on June 15, 2006. We sold 4,794  membership  units for  $47,940,000 in our  registered  offering  and closed the offering on  September  28,  2006.  On
February  14,  2007,  we entered  into a Master  Credit  Agreement  (the "Credit
Agreement")  with Farm Credit Services of Grand Forks,  North Dakota  ("Lender")
regarding a senior secured credit facility  ("Facility") for the provision of up to the lesser of $42,500,000  or 50% of project costs for our ethanol plant.  As our construction  has progressed,  the total amounts we estimate we will need to complete  construction  and commence  operations have  increased,  as previously reported.  The total amounts we estimate we will spend on plant construction and start-up have increased,  primarily due to increases in  construction  costs. In addition, we have entered into various agreements, discussed below.

     As previously reported, the Company entered into a Transportation Agreement
("Transportation  Agreement")  dated July 19,  2007 with  Western Oil Trans Inc.
("Carrier"), under which Carrier has agreed to ship all of the Company's ethanol produced at the Company's plant,  from the plant to the Company's rail facility.
The term of the  Transportation  Agreement  commences  on the first date Carrier transports  the  Company's  ethanol  and will  continue  until  July  29,  2010.
Thereafter,  the term of the Transportation  Agreement will automatically  renew for successive one year periods. The Transportation  Agreement may be terminated by  either  party  upon  providing  notice  180  days  prior  to the  end of the then-current  term, if the Carrier's  authority to provide shipping  services is modified,  upon mutual agreement,  or upon the  discontinuance of either party's business.

     As  previously  reported,  on July 24,  2007,  the Company  entered into an
Industry Track  Agreement  ("Track  Agreement")  with the Nebraska  Northeastern
Railway Company  ("NENE").  Under the Track Agreement,  NENE has agreed to allow the Company to construct, maintain and operate a rail line ("Track") over NENE's property  located  near the center of the City of O'Neill,  Nebraska.  The Track
Agreement  has an  initial  term of five years and will  automatically  continue thereafter  until  terminated  by either party upon 30 days'  notice.  The Track
Agreement  may also be  terminated  in the event the  Company  is unable to cure certain  specified  defaults,  if NENE is  authorized  to abandon its line which connects to the Track,  or if NENE is no longer able to operate  over the Track.
Under the Track  Agreement,  the Company is responsible for, among other things, obtaining  all  permits  required  to  construct  and  operate  the  Track,  and maintaining the Track;  and NENE has agreed to provide rail service to transport the Company's ethanol over the Track.

     As previously reported, the Company entered into a Precedent Agreement with
Kinder Morgan Interstate Gas Transmission LLC ("Kinder Morgan") on September 27,
2007 under which Kinder Morgan provides natural gas distribution services to the
Company (the  "Precedent  Agreement").  The Precedent  Agreement  specifies that
Kinder  Morgan  will  construct  such  facilities  as required to expand its gas transmission capabilities to provide gas to the Company's plant, and the Company agrees to pay a monthly  charge for available  pipeline  space and an additional charge for pipeline space actually used. The Precedent  Agreement will remain in effect  until the  effective  date of a Firm  Transportation  Service  Agreement providing for firm interstate natural gas transportation  service to be provided by Kinder Morgan for the Company.

     As previously reported, we entered into an Employment Agreement with Jerome
Fagerland on October 30, 2007,  under which Mr. Fagerland will continue to serve the Company in the position of President  and General  Manager (the  "Employment
Agreement"). The term of the Employment Agreement is four years, may be extended for two  additional  two-year  periods  upon the  parties'  consent,  and may be terminated  in a manner which is customary in such  agreements.  The Company has agreed to compensate Mr.  Fagerland as follows under the  Employment  Agreement:
(i) a base annual salary of $130,000, with 5% annual increases,  (ii) any fringe benefit  programs  the  Company  may have in  effect  from  time to time,  (iii)
customary  vacation,  (iv) a vehicle allowance of $750 per month, and (v) annual bonuses,  payable as  determined  by the  Corporate  Governance  /  Compensation
Committee of the Board of Directors at the end of the calendar year, which equal
1% of the  Company's net profits  (determined  according to GAAP) on a quarterly basis, not to exceed 75% of base salary.

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
Through the third  quarter of 2007, we have paid Delta-T  $42,122,646  under the
Construction Contract. The payments also do not include any sales or other taxes that may be assessed  and paid by us on the services  rendered or materials  and equipment  purchased.  Our anticipated  total project cost has never been a firm estimate  and we expect  that it will  continue  to change  from time to time as construction of the project progresses.

     We  also  estimate  approximately  $4,000,000  in  project  costs  for  the construction of the transload  facility,  rail and other items outside the scope
of  the  Construction  Contract  with  Delta-T.   Included  in  that  amount  is
approximately  $733,000 in equipment we will need to purchase for the  transload facility.  Through  September  30,  2007,  we have paid  $2,611,818  in costs to construct the transload facility.

     Below is the status of the construction of our plant as of September 2007:

     •    Grain  handling is nearly  complete with  electrical and lighting work still in process
     •    The centrifuge for the main process building is set with the pipe rack and pipe being installed
     •    We are installing  steel,  pipe and set equipment in the  fermentation building
     •    We are  installing  steel,  pipe and set  equipment  for the DDE,  the cooling  tower is set and pump  bases  are in  process,  the dryer and re-thermal  oxidizer  foundations  are  complete,  work  has  begun on setting the re-thermal oxidizer equipment,  working on foundations for the fire water tank, pump house and boiler building
     •    The rail road is  almost  complete  and the  ethanol  storage  tank is nearly complete at the O'Neill transload site

     We are still in the development phase, and until the proposed ethanol plant is  operational,  we will  generate no revenue other than  interest  income.  We anticipate that  accumulated  losses will continue to increase until the ethanol plant is  operational.  The expected  completion  date for the ethanol plant was moved back by two months as a result of equipment  delivery delays caused by the vessel  manufacturer.  We currently  anticipate that the plant will be completed and commence operations between January 2008 and March 2008.

Plan of Operations

     We expect to spend  approximately  the first five months out of the next 12 months focused primarily on plant  construction  including,  but not limited to, the following activities:  plant construction,  transload facility construction, the establishment of a risk management  program,  and other similar pre-start up items. Such construction, equipment purchases and installation will be primarily handled by Delta-T which will be paid by us by making periodic progress payments based on the work  completed  and  invoiced to us by Delta-T,  as disbursed by a title company pursuant to the loan Facility  described below.  Additionally,  we expect  that the  mechanical  construction  of our plant  will be  substantially complete  toward the  beginning of the first  quarter of 2008, at which point we will begin  testing  the plant for final  acceptance,  with a goal of  beginning production operations by the end of first quarter 2008.

     We intend to spend  approximately the remaining seven of the next 12 months focused on meeting or exceeding our plant's  nameplate  production  capabilities and to implement our marketing and purchasing strategies,  which include forward purchases  and the use of future  contracts for both the sale of our ethanol and our purchases of corn and natural gas.

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

     Under the senior  secured  credit  Facility we entered  into with Lender in
February,  2007,  we have the  ability,  subject to the  fulfillment  of certain conditions,  to borrow up to the  lesser of  $42,500,000  or 50% of our  project costs to finance the construction and development of our ethanol plant.  Because of the expected  construction costs, we anticipate borrowing the full $42,500,00 available  under the  Facility.  The  Facility  consists  of a multiple  advance construction loan (the "Construction  Facility") during the construction period;
and at  construction  completion,  conversion  to a permanent ten year term loan facility (the "Term Facility"), a portion of which can be further converted to a
$10 million revolving term loan (the "Revolving  Facility"),  subject to certain conditions. As of September 30, 2007, we have not made any draw on the Facility.

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

     The TIF Note serves as  collateral  for a loan in the amount of  $6,864,000
(the  "Loan").  We  received  the net  proceeds  of the  Loan in the  amount  of
$4,939,925 (net of a capitalized interest fund in the amount of $862,935, a debt service  reserve fund in the amount of $686,400,  and closing costs of $374,740)
pursuant to a Loan Agreement we entered into with the lead lending agent,  Arbor
Bank (on behalf of itself and participating lenders) ("TIF

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
A capitalized  interest fund in the amount of $873,707 including interest earned on the  account  was  reserved  from the  proceeds of the Loan to provide for 18 months of interest  payments on the Loan during the  construction of our ethanol plant,  until tax  increment  payments are received (the  "Capitalized  Interest
Fund").  A debt service  reserve fund was also  reserved  from the Loan proceeds
(held by the TIF Lender and invested for our benefit) in an amount of 10% of the
Loan principal  ($694,967,  including interest earned on the account) to be used
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

     The following  table shows the sources of our liquidity in connection  with the  construction of our ethanol plant and  commencement  of its operations,  as updated in August 2007 by our Board of  Directors  to reflect  increases in both the funds we have  available,  and in the estimated  costs to complete our plant and commence  operations.  Accordingly,  the following table has been updated to reflect such increases and to re-allocate  our projected uses of funds in a more accurate  manner.  In  addition to the  sources of funds  shown  below,  through
September 30, 2007,  we have received  $706,896 in interest on the proceeds from our public offering which we will utilize for working capital purposes.

                             Sources of Funds               Amount

            Equity offering gross proceeds                 $47,940,000
            Private offering gross proceeds                 $2,035,000
            Debt financing                                 $42,500,000
            TIF Note Financing (1)                          $4,940,000
            Other (2)                                         $485,000
            -----------------------------------------------------------
            Total Sources of Funds(3)                      $97,900,000

                               Uses of Funds                             Amount

            Costs of Equipment and Construction of Ethanol           $79,153,000
                Plant
            Land and site preparation                                 $1,260,000
            Engineering and architectural fees                          $939,000
            Bonding and insurance                                       $300,000
            Rolling stock, office equipment, water treatment            $380,000
            Transload facility                                        $4,116,000
            Contingency reserve                                         $327,000
            Capitalized Interest and Financing Costs                  $2,606,000
            Start-up Expenses:  working capital and inventory,        $5,557,000
                through first month of production
            Cash reserves, management, accounting, legal and          $3,262,000
                other
            --------------------------------------------------------------------
            Total Uses of Funds                                      $97,900,000

            (1)  See discussion regarding TIF Notes above.
            (2)  As previously reported, this amount includes a $15,000 aggregate loan from our Directors, and $470,000 in interest received on investor subscriptions in our public offering.
            (3)  Excludes approximately $2.4 million in Nebraska sales tax payments and an equal amount of sales tax rebates.

Quantitative and Qualitative Disclosures About Market Risk.

     We will be exposed to the impact of market fluctuations associated with commodity prices as discussed below. We anticipate the use of derivative financial instruments as part of an overall strategy to manage market risk. We intend to use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline. We will not enter into these derivative financial instruments for trading or speculative purposes, nor will we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging
Activities.

     Commodity Price Risk

     We will be  exposed  to  market  risk from  changes  in  commodity  prices.
Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and our reliance on sales of ethanol. Our ability to operate profitably may be materially impacted by the impact of higher corn and natural  gas prices on the one hand,  and lower  ethanol  prices on the other.  We will seek to minimize  the risks from  fluctuations  in the prices of corn and ethanol  through the use of  derivative  instruments.  In practice,  as markets  move,  we actively  manage our risk and adjust  hedging  strategies  as appropriate. Although we believe our hedge positions will accomplish an economic hedge  against our future  purchases,  they will not be  designated  as such for hedge  accounting  purposes,  which  would  match  the gain or loss on our hedge positions to the specific  commodity  purchase being hedged.  We will marking to market our hedge positions, which means as the current market price of our hedge positions changes,  the gains and losses are immediately  recognized in our cost of goods sold.  The immediate  recognition of hedging gains and losses can cause net income to be  volatile  from  quarter  to  quarter  due to the timing of the change in value of the  derivative  instruments  relative to the cost and use of the commodity being hedged.

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

Item 3A(T).     Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls  and  procedures  (as  defined  in Rule  13a-15  under  the  under  the
Securities  Exchange  Act of 1934,  as  amended  (the  "Exchange  Act")),  as of
September  30,  2007.  Based upon this  review and  evaluation,  these  officers believe that our disclosure  controls and procedures are presently  effective in ensuring  that  material  information  related  to  us is  recorded,  processed, summarized and reported within the time periods  required by the forms and rules of the Securities and Exchange Commission.

     Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over  financial  reporting  that  occurred as of September  30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     The following table  indicates the approximate  amounts of the net offering proceeds  spent  by the  Company  from  the  date  of the  effectiveness  of its registration  statement through September 30, 2007. Except for (i) $19,098 spent by the Company for electrical work with Agland  Electric,  which is owned by one of our Directors,  Jeff Lieswald,  (ii) $9,573 spent by the Company for a pallet rack and raw tubing purchased from Olson  Industries,  Inc., of which one of our
Directors,  Robin Olson,  is an owner and director,  and (iii) $207,373 spent by the Company for grading work performed by Osborne Construction,  Inc., which one of our  Directors,  Kenneth  Osborne is the  President  and a director,  all the following  amounts were paid directly to unrelated  vendors or parties providing the goods or services.

                 Amount                       Use of Proceeds

              $40,360,000        Construction of plant, building and facilities
                 $143,600        Repayment of indebtedness
               $4,319,000        Temporary investments
                 $978,000        Prepayment for raw materials
               $1,276,000        Debt issuance expenses
                 $300,000        Operating expenses
                 $102,400        Rolling stock

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company held its annual  Members'  meeting on  September  19, 2007 (the
"Meeting"),  at which Paul Corkle, Paul Seger, Kirk Shane, Todd Shane and Gerald
Winings  were  each  re-elected  to serve as  Directors  until  the 2010  annual
Members' meeting. The following Directors who were not up for re-election at the
Meeting continue their respective  terms:  Clayton Goeke,  Robin Olson,  Everett
Vogel,  Timothy Borer, Kenneth Osborne,  Richard Bilstein,  Jerome Fagerland and
Steve Dennis. The Directors  re-elected at the Meeting received votes respecting their re-election as follows:

    Nominee                Votes For           Votes Against       Abstentions
--------------------------------------------------------------------------------

Paul Corkle                  2,868                   0                  3
Paul Seger                   2,868                   0                  3
Kirk Shane                   2,871                   0                  0
Todd Shane                   2,871                   0                  0
Gerald Winings               2,868                   0                  3

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
10(i).1    Purchase  Letter dated June 19, 2007 from NEDAK  Ethanol,  LLC to the
           City of Atkinson, Nebraska (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed June 25, 2007)
10(i).2    Promissory  Note dated June 19,  2007 made by NEDAK  Ethanol,  LLC in favor of Arbor Bank  (incorporated  by  reference  to Exhibit 10.5 of
           Report on Form 8-K filed June 25, 2007)
10(i).3    Security Agreement dated June 19, 2007 between NEDAK Ethanol, LLC and
           Arbor Bank  (incorporated  by  reference to Exhibit 10.4 of Report on
           Form 8-K filed June 25, 2007)
10(i).4    Redevelopment Contract dated June 19, 2007 between NEDAK Ethanol, LLC and the City of  Atkinson,  Nebraska  (incorporated  by  reference to
           Exhibit 10.6 of Report on Form 8-K filed June 25, 2007)
10(i).5    Loan  Agreement  dated June 19, 2007 between NEDAK  Ethanol,  LLC and
           Arbor Bank  (incorporated  by  reference to Exhibit 10.3 of Report on
           Form 8-K filed June 25, 2007)
10(i).6    Engineering,   Procurement  and  Construction  Services  Fixed  Price
           Contract dated August 9, 2006 with Delta-T Corporation  (incorporated by reference to Exhibit 10.2 of Report on Form 10-QSB filed  November
           20, 2006).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.
10(i).7    Plant  Operating  Agreement  dated July 11, 2007 and amended July 16,
           2007,  between NEDAK  Ethanol,  LLC and HWS Energy  Partners,  L.L.C.
           (incorporated  by  reference  to  Exhibit  10.1 of Report on Form 8-

           K  filed  July 16,  2007).  Portions  of  the   Agreement  have  been
           omitted pursuant to a request for confidential treatment.

10(i).8    Industry Track  Agreement  dated July 24, 2007 between NEDAK Ethanol,
           LLC  and  Nebraska  Northeastern  Railway  Company  (incorporated  by reference to Exhibit 10.2 of Report on Form 8-K filed July 25, 2007).
10(i).9    Transportation  Agreement  dated July 19, 2007 between NEDAK Ethanol,
           LLC and Western Oil Transportation,  Inc.  (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed July 25, 2007).
10(i).10   Employment  Agreement  dated October 30, 2007 between NEDAK  Ethanol,
           LLC and Jerome  Fagerland  (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed November 2, 2007).
10(i).11   Precedent  Agreement  dated September 27, 2007 between NEDAK Ethanol,
           LLC and Kinder Morgan Interstate Gas Transmission,  LLC (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed  November 2,
           2007).
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

                                       NEDAK ETHANOL, LLC

Date: November 14, 2007                /s/ Jerome Fagerland
                                       --------------------
                                       Jerome Fagerland, President

Date: November 14, 2007                /s/ Timothy Borer
                                       -----------------
                                       Timothy Borer, Treasurer and Secretary

