Form 10QSB/A
period 2006-09-30
NEDAK ETHANOL, LLC
filed 2007-12-04
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 2)

(Mark one)
 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

             For the transition period from _________ to __________

                        Commission file number 000-52597

                               NEDAK ETHANOL, LLC
                               ------------------
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
Format (Check one): Yes [ ] No |X|

                                EXPLANATORY NOTE

This  Amendment No. 2 to the Company's  Quarterly  Report on Form 10-QSB for the
fiscal quarter ended September 30, 2006, as filed by the Company on November 14,
2006, is being filed to amend and restate the exhibit table (Item 6-Exhibits) to modify the description of Exhibit 10.2 and to amend and restate Exhibit 10.2.

Item 6.           Exhibits.

10.1 Binding Commitment Letter for Debt Financing dated August 7, 2006 with Farm
     Credit Services of Grand Forks, North Dakota
10.2 Engineering,  Procurement  and  Construction  Services Fixed Price Contract
     dated  August 9, 2006 with  Delta-T  Corporation.  Portions of the Contract have been omitted pursuant to a request for confidential treatment.
31.1 Certificate Pursuant to 17 CFR 240.13a-14(a)
31.2 Certificate Pursuant to 17 CFR 240.13a-14(a)
32.1 Certificate Pursuant to 18 U.S.C. ss.. 1350
32.2 Certificate Pursuant to 18 U.S.C. ss.. 1350

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized.

                                      NEDAK ETHANOL, LLC

Date: December 3, 2007               /s/ Jerome Fagerland
                                      --------------------
                                      Jerome Fagerland, President

Date: December 3, 2007                /s/ Timothy Borer
                                      -----------------
                                      Timothy Borer, Treasurer and Secretary

                                       2