Form 10KSB/A
period 2006-12-31
NEDAK ETHANOL, LLC
filed 2007-12-04
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 1)

(Mark one)

     |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                   For the fiscal year ended December 31, 2006

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number 333-130343

                               NEDAK ETHANOL, LLC

                 (Name of small business issuer in its charter)

      Nebraska                                        20-0568230
      --------                                        ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska        68713
--------------------------------------------------------------------------------
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

As of March 30, 2007, the Company had 5,229 Membership Units outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE--None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                EXPLANATORY NOTE

This  Amendment  No. 1 to the  Company's  Annual  Report on Form  10-KSB for the
fiscal year ended  December 31, 2006,  as filed by the Company on April 2, 2007, is being filed solely to amend and restate the exhibit table (Item  13-Exhibits)
to modify the description of Exhibit 10(i).10.

Item 13.          Exhibits.

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

10(i).10   Engineering,   Procurement  and  Construction  Services  Fixed  Price
           Contract dated August 9, 2006 with Delta-T Corporation  (incorporated by  reference  to  Exhibit  10.2 of  Report  on Form  10-QSB/A  filed
           November 20, 2006, as amended on November 30, 2007).  Portions of the
           Contract  have been  omitted  pursuant to a request for  confidential treatment.
10(i).11   Facility  Agreement  dated  June 15,  2006 with  Kinder  Morgan  Inc.
           (incorporated  by  reference  to  Exhibit  10.8 of Report on Form 8-K filed February 20, 2007)
10(i).12   Negotiated Rate Agreement for  Distribution  Transportation  Services
           dated June 5, 2006 between NEDAK Ethanol, LLC and Kinder Morgan Inc.
10(i).13   Option to  Lease Real  Estate Agreement  dated  January 15, 2007 with
           Dennis Grain, Inc.
10(i).14   Transportation  Service   Agreement  on   Transporter's  Distribution
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

                                                     NEDAK ETHANOL, LLC

                                                     By: /s/ Jerome Fagerland, President
                                                     (Principal executive officer)

                                                     Date: December 3, 2007

                                                     By: /s/ Timothy Borer, Secretary and Treasurer
                                                         ------------------------------------------
                                                     (Principal financial and accounting officer)

                                                     Date: December 3, 2007

         In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

         Name                                Position                            Date

    /s/ Robin Olson                          Director                      December 3, 2007
    ---------------

   /s/ Steve Dennis                          Director                      November 30, 2007
   ----------------

   /s/ Clayton Goeke                         Director                      December 3, 2007
   -----------------

    /s/ Kirk Shane                           Director                      December 3, 2007
    --------------

   /s/ Everett Vogel      Director, Chairman of the Board, Vice President  December 3, 2007
   -----------------

    /s/ Todd Shane                           Director                      December 3, 2007
    --------------

  /s/ Gerald Winings                         Director                      December 3, 2007
  ------------------

    /s/ Paul Seger                           Director                      December 3, 2007
    --------------

    /s/ Paul Corkle                          Director                      December 3, 2007
    ---------------

 /s/ Richard Bilstein          Director, Vice Chairman of the Board        December 3, 2007
 --------------------

 /s/ Jerome Fagerland         Director, President and General Manager      December 3, 2007
 --------------------

   /s/ Timothy Borer             Director, Secretary and Treasurer         December 3, 2007
   -----------------

                                       3