Form 10QSB/A
period 2007-06-30
NEDAK ETHANOL, LLC
filed 2007-12-04
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)
(Mark one)

|X|  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2007

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number 000-52597

                               NEDAK ETHANOL, LLC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Nebraska
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   20-0568230
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

          87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska 68713
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (402) 925-5570
--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity,  as of the latest  practicable  date:  As of August 13,  2007 there were
5,229 Membership Units outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No |X|

                                EXPLANATORY NOTE

This  Amendment No. 1 to the Company's  Quarterly  Report on Form 10-QSB for the
fiscal  quarter ended June 30, 2007, as filed by the Company on August 14, 2007, is being filed solely to amend and restate the exhibit  table (Item  6-Exhibits)
to modify the description of Exhibit 10(i).8.

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
10(i).8    Engineering,   Procurement  and  Construction  Services  Fixed  Price
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
32.1       Rule  15d-14(b)  Certifications  (pursuant  to  Section  906  of  the
           Sarbanes-Oxley Act of 2002) executed by the Chief Executive  Officer.
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

                                        NEDAK ETHANOL, LLC

Date: December 3, 2007                  /s/ Jerome Fagerland
                                        --------------------------------------
                                        Jerome Fagerland, President

Date: December 3, 2007                  /s/ Timothy Borer
                                        --------------------------------------
                                        Timothy Borer, Treasurer and Secretary