Form 10KSB
period 2007-12-31
NEDAK ETHANOL, LLC
filed 2008-04-01
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)
 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

             For the transition period from _________ to __________

                        Commission file number 333-130343

                               NEDAK ETHANOL, LLC
                               ------------------
                 (Name of small business issuer in its charter)

        Nebraska                                        20-0568230
        --------                                        ----------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

      87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska        68713
      ------------------------------------------------------        -----
             (Address of principal executive offices)             (Zip Code)

Issuer's telephone number (402) 925-5570

Securities registered under Section 12(b) of the Exchange Act:      None.

Title of each class                   Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                                Membership Units
                                ----------------
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

As of December 31, 2007, the aggregate market value of the Membership Units held by  non-affiliates  (computed by reference to the most recent  offering price of such Membership Units) was $48,250,000.

As of March 15, 2008, the Company had 5,229 Membership Units outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE--None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                TABLE OF CONTENTS

                                     PART I

Item Number    Item Matter                                           Page Number

Item 1.        Description of Business.                                   1

Item 1A.       Risk Factors.                                              12

Item 2.        Description of Property.                                   23

Item 3.        Legal Proceedings.                                         25

Item 4.        Submission of Matters to a Vote of Security Holders.       25

                               PART II

Item 5.        Market for Common Equity, Related Member Matters, and      25
               Small Business Issuer Purchases of Equity Securities.

Item 6.        Management's Discussion and Analysis or Plan of Operation. 26

Item 7.        Financial Statements.                                      35

Item 8.        Changes In and Disagreements with Accountants on           50
               Accounting and Financial Disclosure.

Item 8A(T).    Controls and Procedures.                                   50

Item 8B.       Other Information.                                         51

                              PART III

Item 9.        Directors, Executive Officers, Promoters, Control Persons; 51
               Compliance with Section 16(a) of the Exchange Act.

Item 10.       Executive Compensation.                                    53

Item 11.       Security Ownership of Certain Beneficial Owners            55
               and Management and Related Member Matters.

Item 12.       Certain Relationships and Related Transactions.            55

Item 13.       Exhibits.                                                  57

Item 14.       Principal Accountant Fees and Services.                    59

Item 1.    Description of Business.

General

     NEDAK Ethanol,  LLC (the  "Company," or "us," or "we"), a Nebraska  limited liability company, was formed on December 15, 2003 for the purpose of building a plant to produce  ethanol and animal feed  products on a site  located  near the
City of Atkinson, Nebraska. Our 73-acre site lies southeast of Atkinson in north central  Nebraska.  Our principal  business office is located at 87590 Hillcrest
Road,  Atkinson,  Nebraska  68713.  We are a  development  stage company and are currently  in the  process of building a plant that we  anticipate  will have an annual  capacity  to process  approximately  16 to 18  million  bushels of corn, through a dry milling process,  into approximately 44 million gallons of ethanol
per  year  (mgy).  We  also  expect  our  ethanol  plant  to  annually   produce
approximately 290,000 tons of animal feed known as distillers grains. We plan to produce  modified wet  distillers  grains  which will be marketed by  Distillers
Grain Services LLC, as determined by prevailing market conditions.

     As  of  December  31,  2007,  we  have  incurred  costs  of   approximately
$74,540,000 for the construction of our plant. Through fiscal year 2007, we have incurred  construction  costs  with our chief  contractor,  Delta-T  Corporation
("Delta")  of  approximately  $66,721,000  for a  business  plan,  site-specific engineering work, final site and road layout plans,  grading design, storm water management  design,  and obtaining  preliminary bids or prices for equipment and construction.  Other items for which we have expended  funds with respect to the construction of our plant include  preparing and pouring  foundations,  material and labor to construct the plant,  including  the grain and ethanol  storage and handling  facilities,  offices  and  a  cooling  tower,  and  the  purchase  and installation of ethanol production equipment such as pumps, grinders, processing equipment, storage tanks and conveyors.

     As discussed in more detail below under Item 6--Management's Discussion and
Analysis or Plan of Operation,  we have been informed by our primary contractor,
Delta-T  Corporation  ("Delta") that it had incurred  substantial  losses on our project and in order for Delta to finish the project  within a  definitive  time period,  we would need to pay for some of the cost overruns incurred by Delta in its performance  under the Engineering,  Procurement and  Construction  Services
Fixed Price Contract date August 9, 2006  ("Construction  Contract").  We expect that we will reach an  agreement  with Delta to affect the  foregoing,  which we anticipate  that we may modify the  Construction  Contract  in a number of ways, which may  include  the  following:  (i) Delta  would not be required to provide payment or performance  bonds  respecting its  installation of field  fabricated tanks  under the  Construction  Contract,  (ii) we would not be required to make progress  payments with respect to Delta's  installation of such tanks under the
Construction  Contract,  (iii) we would not be  obligated  to pay for such tanks until they are completed,  (iv) we would be able to withhold retainage until the installation of such tanks is complete,  (v) we would pay Delta an incentive fee upon Final  Completion (as that term is defined in the  Construction  Contract),
(vi) a surcharge  payable by us representing  the price of stainless steel would be payable in  increments,  (vii)  Delta would pay us damages in the event Delta has  not  achieved  Mechanical  Completion  (as  that  term  is  defined  in the
Construction  Contract) by June 30, 2008, and (viii) Delta would pay the Company a  per-gallon  charge for each week our plant does not achieve  the  performance test and name plate production level required under the Construction Contract.

     In the event we reached a satisfactory  agreement with Delta to resolve the foregoing  matters,  we would be required to raise additional  equity to provide the necessary  capital to fund the additional  expenditures  contemplated in the proposed amendments to the Construction  Contract.  Any such equity raised would most likely be issued under a private  offering of additional  Membership  Units
(the "Private Offering").

     The  foregoing  matters  concerning  the  Construction  Contract  are  only proposals at this point,  and in addition to reaching an agreement with Delta on how the  Construction  Contract would actually be modified,  the foregoing would also be required to be  approved  by our lender,  Farm Credit  Services of Grand
Forks,  FLCA  ("Lender"),  and would  likely  involve an amendment to our senior secured credit facility ("Facility") we entered into with Lender on February 14,
2007, under the terms of a Master Credit Agreement (the "Credit Agreement").  We
cannot  be  assured  that we will  reach  satisfactory  resolution  of the above matters or receive the consent of Lender.

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
ethanolrfa.org),  the industry has grown from virtually zero  production at that time to a current annual  production level of approximately 7.2 billion gallons, with  approximately  another 6.2 billion gallons  currently  expected to come on line.

Distillers Grains

     The chief  co-product  of the  ethanol  production  process  is  distillers grains, which are the residues that remain after high quality cereal grains have been fermented by yeast. In the fermentation  process,  the remaining  nutrients undergo a three-fold  concentration  to yield wet distillers  grains to which is added evaporator syrup to create wet distillers  grains with solubles,  or WDGS.
WDGS is a highly  digestible  feed ingredient  marketed  primarily to the dairy, beef,  sheep,  swine and  poultry  industries.  Once  operational,  we intend to annually dry 290,000 tons of our WDGS to become modified distillers dried grains with solubles ("MWDGS").

Government Incentives

Federal Incentives

     The federal government encourages ethanol production primarily by taxing it at a lower rate.  The Volumetric  Ethanol Excise Tax Credit  ("VEETC") went into effect on  January  1,  2005.  Prior to VEETC,  the  federal  excise  tax on 10%
ethanol-blended  gasoline was 13.2 cents per gallon,  compared to 18.4 cents per gallon on  regular  gasoline.  Under  VEETC,  the lower  federal  excise  tax on ethanol-blended  gasoline was eliminated.  In place of the lower excise tax, the
VEETC created a new volumetric  ethanol excise tax credit of $0.51 per gallon of ethanol. Gasoline distributors apply for this credit. Based on volume, the VEETC is expected to allow greater  refinery  flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with gasoline,  diesel and ethyl tertiary  butyl ether  ("ETBE"),  including  ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend  ethanol tax credits,  including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.

     In addition, the small producer tax credit is available to plants producing up to 60 million  gallons  per year,  of which the first 15 million  gallons per year would be eligible for a 10 cent per gallon  credit,  capped at $1.5 million per plant. In our limited liability company  structure,  this credit against tax
liability   would  be  passed   through  to  our   Members,   subject  to  other
considerations  and the  limitations  discussed in the  foregoing are applied at both the entity level and at the Member level.  The small producer tax credit is also scheduled to expire on December 31, 2010, unless legislation  extending the credit is enacted.  We anticipate  that our plant will be eligible for the small producer tax credit, however application of the credit limitations at the Member level could result in certain Members being ineligible for the credit.

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

     The  Energy  Policy  Act of 2005 (the  "2005  Act")  eliminates  the oxygen content  requirement in RFG, making use of oxygenates like ethanol  optional for the petroleum  industry in meeting clean air  standards.  While the 2005 Act did not  impose  a ban on  MTBEs,  it  did  not  include  liability  protection  for manufacturers  of MTBEs.  The  separate  program in the Clean Air Act  requiring oxygenates in the seasonal  wintertime  carbon monoxide control period continues and represents an annual demand of  approximately  one billion  gallons for that purpose.  While the  modifications  to the  year-round RFG program are likely to result in a decrease in ethanol demand for that specific  purpose,  the 2005 Act established a larger demand,  requiring by law an annual  increase in production of approximately 700 million gallons per year over several years.

     The most recent ethanol  supports are contained in the Energy  Independence and Security Act of 2007 (the "2007 Act"), which was signed into law on December
19, 2007 and is expected to impact the ethanol  industry by  enhancing  both the production and use of ethanol.  This legislation  modifies the provisions of the
2005 Act which created a Renewable Fuels Standard,  known as the RFS. The RFS is a national  program  that  imposes  requirements  with  respect to the amount of
renewable  fuel  produced  and  used,  and  applies  to  refineries,   blenders,
distributors and importers,  and does not restrict the geographic areas in which renewable fuels may be used. Consequently, this should allow refiners, blenders, distributors  and importers to use renewable fuel blends in those areas where it is most cost  effective.  The 2007 Act (i)  increased  the RFS to require that a larger amount of renewable fuels (from 4.5 billion gallons in 2007 to 36 billion gallons by 2022) be used in the fuel refining  industry,  including nine billion gallons of ethanol in 2008; (ii) increased the RFS for ethanol manufactured from corn to 15 billion gallons by 2036,  while  determining  that the balance of the
RFS  production  will come from  non-ethanol  fuels,  such as advanced  biofuel, cellulosic  biofuel and  biomass-based  diesel;  and (iii) bans  companies  from restricting installation of ethanol pumps as part of franchise agreements.

     According to the Renewable Fuels  Association,  the RFS is expected to lead to new  investment  in ethanol  plants  across the  country.  An increase in the number of new plants  will bring an  increase  in the supply of  ethanol.  Thus, while this  requirement  may cause ethanol  prices to increase in the short term due to additional  demand,  supply could  outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively,  since the RFS began at four billion gallons in 2006 and national  production  exceeded this amount,  there could be a short-term  oversupply until the RFS requirements exceed national  production.  This would have an immediate adverse effect on our earnings.

State Incentives

     Some states also provide various tax and production  incentives,  including reduced  tax rates of state  motor  fuel tax,  that  combined  with the  federal incentive provide incentive for marketers to buy ethanol products. Several state programs utilize ethanol, most notably Minnesota, which requires all gasoline to contain 10 percent ethanol.  In 2006, Iowa passed legislation  promoting the use of renewable fuels in Iowa. One of the most  significant  provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline  sold in Iowa to consist of  renewable  fuels by 2009.  This  renewable fuels standard  increases  incrementally  to 25% of the gasoline sold in Iowa by
2019.  Additionally,  certain plants located in Nebraska that were in production on June 30, 2004 are eligible for state  incentives,  which authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years.  We are not  eligible  for  this  incentive,  as we are not yet in  production.  The prospect of more states  adopting a local  requirement  that either  directly or indirectly  requires  ethanol is  uncertain.  A popular idea at one time, it has been replaced to some degree with state incentives that emphasize production.

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

E85

     Demand for ethanol has been  affected by the increased  consumption  of E85 fuel.  E85 fuel is a blend of 85% ethanol  and 15%  gasoline.  According  to the
Energy Information Administration, E85 consumption is projected to increase from a national  total of 11 million  gallons in 2003 to 47 million  gallons in 2025.
E85 can be used as an aviation  fuel,  as reported by the National  Corn Growers
Association, and as a hydrogen source for fuel cells. According to the Renewable
Fuels  Association,  there are  currently  more than five million  flexible fuel vehicles capable of operating on E85 in the United States and automakers such as
Ford and General Motors have  indicated  plans to produce  several  million more flexible fuel vehicles per year. The National Ethanol Vehicle  Coalition reports that there are currently  approximately 1,450 retail gasoline stations supplying
E85.  While the number of retail E85  suppliers has  increased  each year,  this remains  a  relatively  small  percentage  of the total  number  of U.S.  retail gasoline  stations,  which is  approximately  167,000,  according  to the Energy
Information  Administration's  website. In order for E85 fuel to increase demand for  ethanol,  it must be  available  for  consumers  to purchase  it. As public awareness of ethanol and E85 increases along with E85's increased  availability, management  anticipates  some  growth  in demand  for  ethanol  associated  with increased E85 consumption.

Cellulosic Ethanol

     Due to the current high corn prices,  discussion of cellulose-based ethanol has recently increased.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks and rice straw,  among other common  plants.  Cellulosic  ethanol is ethanol produced from cellulose, and currently, production of cellulosic ethanol is in its  infancy.  It is  technology  that is as yet  unproven on a commercial scale. However,  several companies and researchers have commenced pilot projects to study the feasibility of commercially  producing  cellulosic ethanol. If this
technology  can  be  profitably   employed  on  a  commercial  scale,  it  could
potentially  lead to ethanol that is less  expensive to produce than  corn-based ethanol,  especially  if corn prices  remain high.  Cellulosic  ethanol may also capture more government  subsidies and assistance than corn-based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Our Ethanol Plant

     We chose our plant site, which is southeast of the City of Atkinson,  based on access to  natural  gas and water,  and  proximity  and cost of raw  material supplies,  especially  corn. Our plant will consist  primarily of a raw material storage and  processing  area, a  fermentation  area  comprised  principally  of fermentation  tanks, a finished  product  storage and  distillation  area, and a drying  unit  for  processing  modified  wet  distillers  grains.  We  are  also constructing a transload facility near O'Neill, Nebraska, approximately 16 miles from our plant, where ethanol will be held in a storage tank or railcars pending rail shipment.

     We  anticipate  that our ethanol  plant will use a dry  milling  process to produce  fuel-grade  ethanol as its main product,  in addition to the co-product distillers  grains. Our plant has been designed to produce 44 million gallons of ethanol  per year  (44mgy)  and we expect the plant to produce  290,000  tons of modified wet distillers grains annually.

Description of Dry Mill Process

     Once completed,  our ethanol plant will produce ethanol by processing corn.
The corn will be received by semitrailer  truck,  and will be weighed and stored in a  receiving  building.  It will then be  transported  to a scalper to remove rocks and debris  before it is conveyed to storage  bins.  Thereafter,  the corn will be  transported  to a hammermill  or grinder where it is ground into a mash and conveyed into a tank for processing.  We will add water, heat and enzymes to break the ground corn into a fine  liquid.  This liquid will be heat  sterilized and pumped to a tank where other  enzymes are added to convert the starches into glucose  sugars.  Next,  the liquid is pumped  into  fermenters,  where yeast is added,  to begin a 48 to 50 hour  batch  fermentation  process.  A  distillation process will divide the alcohol from the corn mash.  The alcohol which exits the distillation process is then partially dried. The resulting 200 proof alcohol is pumped  into  storage  tanks.  Corn mash from the  distillation  process is then pumped into one of several centrifuges. Water from the centrifuges is dried into a thick syrup.  The solids that exit the centrifuge or evaporators is called wet cake and is conveyed to dryers.  Corn mash is added to the wet cake as it enters the dryer, where moisture is removed, producing distillers grains.

Raw Materials

Corn Requirements

     Ethanol  can be  produced  from a number of  different  types of grains and waste products. However, approximately 90% of ethanol in the United States today is  produced  from corn.  The cost of corn is affected  primarily  by supply and demand factors such as crop production,  carryout,  exports, government policies and programs,  risk management and weather.  Despite strong corn production over the last three growing seasons, corn prices rose dramatically in our 2007 fiscal year due in part to additional corn demand from the ethanol industry. On January
11, 2008, the USDA reported that the United States corn  production for 2007 was
13.1 billion bushels. This substantial increase in corn production,  compared to
10.7 billion  bushels in 2006,  is  attributed  to increased  corn planting as a result of high corn  prices at the end of 2006 and early 2007.  As more  ethanol production  capacity  comes  online,  we expect the price of corn to continue to rise, despite increased corn production.

     We  anticipate  that our  ethanol  plant will need  approximately  16 to 18 million  bushels of corn per year, or  approximately  47,000 bushels per day, as the feedstock for its dry milling  process.  The grain supply for our plant will be  obtained  primarily  from  local  markets.  To  assist in our  securing  the necessary quantities of grain for our plant, we entered into a Grain Procurement
Agreement on December 14, 2006 with J.E. Meuret Grain Co., Inc. ("Meuret").  The price and availability of corn are subject to significant fluctuations depending upon a number of factors  which affect  commodity  prices in general,  including crop conditions,  weather,  governmental programs and foreign purchases.  In the ordinary course of business,  we will enter into forward purchase  contracts for our commodity purchases.  The Company,  through Meuret, has entered into forward purchase  contracts to purchase  approximately one million bushels of corn at an average  cost of $3.41 per bushel for  delivery  between  March 2008 and January
2010. Because we are not yet operational, we have sold the contracts for corn to be delivered to date at a profit, which will be recognized in 2008.

Energy Requirements

     The  production  of ethanol is a very energy  intensive  process which uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations.  Presently,  about 40,000 BTUs of energy normally are required to produce a gallon of ethanol.

      Natural Gas

     We anticipate  that our plant will require a natural gas supply of at least
1.7 billion  cubic feet per year at a minimum  rate of 156 MCF per hour and at a minimum of 60 psig at the plant site. To access  sufficient  supplies of natural gas to operate the plant, a connection to a distribution pipeline  approximately six miles from our site has been constructed.

     We have entered into a Firm  Transportation  Service  Agreement  (the "Firm
Transportation  Agreement")  with Kinder Morgan  Interstate Gas Transmission LLC
("KMIGT")  under  which we have  agreed to pay a monthly  charge  for  available pipeline space and an additional  charge for pipeline space actually used. KMIGT required a letter of credit of $150,000 to reserve  pipeline space.  Each of our
Directors  guaranteed  up to  $10,715 of the  letter of  credit.  Each  Director received two Units each valued at $10,000 as  consideration  for the  guarantee.
Under the  letter of credit,  KMIGT can draw  funds if we fail to make  required payments  under the  contract.  On May 30,  2007,  we  replaced  the  Directors'
personal  guarantees  with a $150,000  certificate  of deposit with First Dakota
National Bank. See "Additional  Information - Certain  Relationships and Related
Party Transactions."

     We entered into a Precedent  Agreement with KMIGT under which Kinder Morgan provides us natural gas distribution services (the "Precedent  Agreement").  The
Precedent  Agreement  specifies  that KMIGT will  construct  such  facilities as required  to expand its gas  transmission  capabilities  to  provide  gas to our plant, and we agreed to pay a monthly charge for available pipeline space and an additional charge for pipeline space actually used. The Precedent Agreement will remain in effect until effective date of a second firm transportation  agreement providing for firm interstate  natural gas transporation  service to be provided by KMIGT for the Company.

     We  have  entered  into  a  Negotiated  Rate  Agreement  for   Distribution
Transportation  Service ("Negotiated Rate Agreement") with KMI which establishes the minimum and maximum quantities of natural gas KMI will provide  distribution transportation services to us under a separate Transportation Service Agreement on Transporter's  Distribution System dated June 15, 2006 with KMI (the "Service
Agreement"). We agreed to pay KMI $0.014 per therm delivered to us for the first
five  years  of  the   Negotiated   Rate   Agreement   for  KMI's   distribution
transportation  services,  and  such  rate  automatically  increases  thereafter according to a formula based upon the GDP Implicit Price  Deflator  published by the U.S.  Department  of Commerce.  The term of the  Negotiated  Rate  Agreement begins  with the  initial  delivery of natural gas by KMI and then lasts for ten
years.  The  Negotiated  Rate  Agreement   initially   provided  that  it  would
automatically  terminate if KMI  constructed the required  facilities  under the
Facility  Agreement but we do not receive  delivery of gas by December 31, 2007.
In light of our delay in completing  construction  of the plant, we entered into an Amendment agreement dated March 5, 2008, with SourceGas Distribution, LLC (as successor to KMI) which extends the initial  delivery date  requirements  of the
Service Agreement and the Negotiated Rate Agreement to July 31, 2008.

     We have entered into a Base Agreement for the provision of natural gas with
Cornerstone Energy, Inc.  ("Cornerstone")  under which title to gas purchased by us passes to us when it reaches a so-called "City Gate" near our plant. Payments are due monthly and interest charges apply to late payments. We will specify our monthly minimum natural gas needs and we will be subject to a penalty if we fail to use the monthly  minimum.  We believe that when the plant is  operating,  our typical  monthly gas usage will be about 76 billion Btu at an aggregate  cost of about  $1.1  million.  The price will be  determined  on a formula  basis  using various market price indices.  The Base Agreement  continues on a month-to-month basis so long as neither  party  withdraws.  Cornerstone  may terminate the Base
Agreement if we fail to pay our bills or become  bankrupt or  insolvent.  We may
terminate  if  Cornerstone   fails  to  provide  gas  as  agreed.  In  addition,
Cornerstone  may  require  security  in the form of  prepayments  or a letter of credit.

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

     During the last ten years, ethanol production capacity in the United States has grown from  approximately  1.4 billion gallons per year to approximately 7.2 billion  gallons per year as of February,  2008 (the latter figure  according to the  Renewable  Fuels  Association).  Plans to construct new plants or to expand
existing   plants  have  been  announced   which  would  increase   capacity  by
approximately  6.2 billion  gallons per year and this  increase in capacity  may continue  in the  future.  We  cannot  determine  the  effect of this type of an increase  upon the demand or price of ethanol,  although such plants may compete with us in the sale of ethanol and related products.  According to the Renewable
Fuels Association,  the ethanol industry has grown to 134 production  facilities in the United States as of February, 2008. The largest ethanol producers include
Archer Daniels Midland,  POET, VeraSun,  Cargill, and Abengoa Bioenergy,  all of
which are capable of producing more ethanol than we expect to produce. According to the  Nebraska  Ethanol  Board  (www.ne-ethanol.org),  there are  currently 20 existing ethanol plants in Nebraska, and eight plants under construction.

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

Marketing

Ethanol

     Given the increasingly competitive nature of ethanol sales, in an effort to secure the highest  possible  price,  we have  elected to engage a  professional marketing firm to manage ethanol sales. On November 15, 2006, we entered into an
Ethanol  Marketing  Agreement  with  Eco-Energy,  Inc.  of  Franklin,  Tennessee
("Eco"), under which Eco will purchase all of our ethanol and resell it. We will pay Eco a monthly fee of $.01 per net gallon of ethanol purchased. We anticipate that we normally will receive payment each Wednesday for ethanol shipped through the prior Friday.  Ownership of the ethanol will pass to Eco when the ethanol is loaded into

the rail cars at our transload  site, and we will not be responsible  for losses during subsequent shipment.  The agreement with Eco is scheduled to begin on our first day of production and continue for two years, unless we elect to terminate it after one year. We believe that most of our ethanol will be sold into markets throughout  the  United  States and will be  shipped  primarily  by truck to our proposed transload facility in O'Neill,  Nebraska,  and then by rail. The target market area for the ethanol  produced at our plant is expected to include local, regional and national markets.  The local and regional markets include the State of Nebraska,  as well as markets in South  Dakota,  Kansas,  Missouri,  Indiana,
Colorado, Minnesota, Illinois, Wisconsin and Iowa.

Distillers Grains

     We have  entered  into a Marketing  Agreement  dated  January 22, 2007 with
Distillers  Grain Services LLC  ("Distillers"),  which provides that  Distillers will have the  exclusive  right to purchase  from us, and will be  obligated  to market,  all MWDGS  produced  by us at our  ethanol  production  facility  under construction.  The term is for an initial 24 months  following  three  months of start up operations of the facility,  and beginning on a date mutually agreed by
Distillers   and  us,   subject  to  completion  of  the  facility,   and  shall
automatically  renew unless either party provides  written notice 120 days prior to expiration of the term. Under the Marketing Agreement, we will pay Distillers a marketing fee equal to $1.50 per ton of MWDGS sold at $50 per ton or less, and
3.0% of MWDGS tonnage sold over $50 a ton.

Transportation and Storage

Transportation

     In order to capitalize on the low land acquisition costs, local corn costs, and a number of other  factors  associated  with locating our plant in Atkinson, our business plan calls for us to transport our ethanol to a transload  facility we are constructing in nearby O'Neill,  Nebraska. The ethanol will be trucked to
O'Neill (approximately 16 miles) by truck.

     We  have   entered   into  a   Transportation   Agreement   (the   "Carrier
Transportation Agreement") with Western Oil Trans Inc. ("Carrier"),  under which
Carrier  has agreed to ship all of the ethanol  produced at our plant,  from the plant to our rail  facility.  The term of the Carrier  Transportation  Agreement commences on the first date  Carrier  transports  our ethanol and will  continue until  July  29,  2010.  Thereafter,  the  term  of the  Carrier  Transportation
Agreement will automatically renew for successive one year periods.  The Carrier
Transportation Agreement may be terminated by either party upon providing notice
180 days prior to the end of the then-current  term, if the Carrier's  authority to provide shipping  services is modified,  upon mutual  agreement,  or upon the discontinuance of either party's business.

     We have entered into an Industry Track Agreement  ("NENE Track  Agreement")
with the Nebraska  Northeastern  Railway Company ("NENE").  Under the NENE Track
Agreement, NENE has agreed to allow us to construct, maintain and operate a rail line  ("Track")  over  NENE's  property  located  near the center of the City of
O'Neill,  Nebraska. The Track is presently  approximately 95% complete. The NENE
Track  Agreement  has an  initial  term of five  years  and  will  automatically continue  thereafter until terminated by either party upon 30 days' notice.  The
NENE Track  Agreement  may also be terminated in the event we are unable to cure certain  specified  defaults,  if NENE is  authorized  to abandon its line which connects to the Track,  or if NENE is no longer able to operate  over the Track.
Under the NENE Track  Agreement,  the Company is  responsible  for,  among other things,  obtaining all

permits  required to construct and operate the Track, and
maintaining the Track;  and NENE has agreed to provide rail service to transport the Company's ethanol over the Track.

     We entered into a Track Lease  Agreement (the "Track  Agreement")  with the
Nebraska Game and Parks  Commission  (the  "Commission"),  under which we leased from the  Commission  a parcel  of land (the  "Property")  to use as a rail spur track over which we plan to transport our ethanol. We are obligated to construct our track on the  Property  within 18 months of the  effectiveness  of the Track
Agreement.  The Track  Agreement has a term of ten years and will  automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration  date of its intention to not renew. We paid an initial fee of $10,000 to the  Commission  and are obligated to pay an annual rental fee of $10,000 for use of the Property.  Additionally, we are responsible for any public  assessments  respecting the  maintenance or use of the Property.
The Track  Agreement  provides that we are  responsible to maintain the track on the Property and are solely  responsible  for our operations on the Property and complying with applicable laws regarding our use of the Property.

Storage

     We  anticipate  that  substantially  all the ethanol  produced in our plant initially  will be placed in one or more storage  tanks at the plant site,  with expected storage  capacity to be about 1 to 1.5 million gallons.  From the plant site our ethanol will be transported  by truck to the transload  facility we are constructing  in O'Neill,  Nebraska,  16 miles away.  The transload  facility is presently  approximately  75% complete,  and may utilize "rolling  storage" on a temporary  basis.  We have also  constructed  a storage tank at this facility of approximately one million gallons.  From the transload facility our ethanol will be shipped to  destinations  throughout  the  country,  as demand and  marketing opportunities dictate.  MWDGS, our principal co-product,  will be distributed to area purchasers by truck.

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

      Air Quality Permits -  NDEQ

     To  construct  our plant and operate  our  business,  we will need  several permits from the NDEQ. HDR  Engineering,  Inc.  ("HDR") provided us professional consulting  and support  services in air quality  modeling,  and  permitting for purposes of  obtaining  an Air Quality  Construction  Permit.  We received  this permit in September, 2006, and it is valid for the duration of our construction, subject to certain conditions--most importantly, our construction must not lapse for longer  than 18 months.  We have been  issued our Air  Quality  Construction
Permit for both the Atkinson and O'Neill construction  locations,  and we are in the process of  obtaining  administrative

amendments to reflect the removal or  relocation of some of our emission  source locations.  We regard  this  process  as  consistent  with  normal  construction development.

     Once the ethanol plant is completed,  we must conduct  emission testing and apply for an Air  Quality  Operating  Permit  from  NDEQ  that will  allow us to operate our business. We need to obtain this permit to operate the ethanol plant
after  the  Air  Quality   Construction  Permit  expires.   Independent  testing
laboratories  will be used for this testing in  coordination  with the NDEQ.  We will submit an  application  for this permit as soon as possible  but the permit must be obtained within twelve months after the facility becomes operational. If granted, we expect the permit to be valid for five years.

     National Pollutant Discharge Elimination System Permits -  NDEQ

     In May of 2006, we applied for a National Pollutant  Discharge  Elimination
System ("NPDES")  Permit for waste water  discharges and stormwater  runoff from the NDEQ. A General Stormwater Permit for Industrial  Activity has been obtained from NDEQ under which we are presently  operating.  This permit will expire when we  commence  production  and we will  then be  required  to  obtain  a  General
Stormwater Permit from the NDEQ. We will also be required to obtain a Wastewater
Discharge  Permit from the NDEQ. This latter permit will govern the discharge of noncontact  water used in the  production  of ethanol that will have been tested and  discharged to the Elkhorn  River.  Noncontact  water is water that does not come in contact  with the  process,  such as cooling  tower  blowdown or reverse osmosis  filtered water. No discharge of this tested water can occur without the
NPDES permit. HDR is presently pursuing administrative  amendment to this permit on our behalf to correct a discharge flow  computation  that was detected in the fact sheet used by the NDEQ for this permit.

     Well Permits - State and Local Requirements

     There are  presently  three  separate  wells near the ethanol plant that we expect will provide us with our  necessary  water  supply.  All three wells have been registered with the Nebraska  Department of Natural  Resources  ("NDNR") as
required by law and their status is registered as "commercial." The operation of the wells has also received the approval of the NRD. Any new or additional wells necessary  for the  operation of the  facility  will  require  registration  and approval by the NRD.

     EPA Approvals

     We must prepare a spill  prevention,  control and  countermeasures  plan in accordance  with  standards  set by the EPA.  The plan  will  outline  our spill prevention  measures for oil-based  products  such as  denaturant  and denatured ethanol.  Our Spill Prevention Control and Countetmeasure plan is being prepared by Environmental  Resource Management,  a consulting agency hired by our general contractor.  This plan will be ready for our review in April 2008. The plan must be reviewed  and  certified  by a  professional  engineer  and receive the EPA's approval.

     Other Federal Agency Permits

     Under  federal  law,  the  production  of alcohol is  regulated by the U.S.
Department of Alcohol,  Tobacco and Firearms ("ATF"). The ATF requires producers of ethanol to obtain an Alcohol Fuel Producers Permit. Accordingly,  this permit must be obtained prior to operation.  The  application  for this permit is to be completed 60 to 90 days before anticipated production. To ensure a safe approach to airports, the Federal Aviation Administration ("FAA") must determine that our operations  will not present a hazard to  navigation.  Typically  this  requires analysis  associated  with the height of the planned  structure  and whether its operations will impair communications or visibility. Because of FAA backlogs, we have  not yet  received  written  approval,  although  we have  received  verbal commitments  from the FAA  indicating  that it does not believe we will pose any visibility or communication problems.

Other Approvals and Permits

     In  addition  to  the  required  environmental/natural   resources  permits
discussed above,  various other permits from a variety of governmental  entities are  required  to enable us to  complete  the  construction  of our plant and to commence operations. Some of these permits are discussed below.

     Local Permits

     We have  obtained a building  permit  from the City of  Atkinson,  Nebraska respecting the construction of our plant. With respect to our transload facility in O'Neill,  Nebraska,  we have received a Conditional Use Permit and Zoning and
Uniform Land Use from the City of O'Neill. With respect to the ancillary land we own in O'Neill,  we have received a  Conditional  Use Permit and have received a
Site Plan and Land Use Permit from the City of O'Neill.

     State Agency Permits

     We have  obtained  a  variety  of  permits  and  approvals  respecting  our facilities  from the Nebraska  State Fire  Marshall.  Those  include a Flammable
Liquid  Above-Ground  Storage Tank Approval,  a Code Review, and approval of our construction plan for our Atkinson and O'Neill locations. We must also receive a
Boiler Inspection and Electrical Inspection Certificates,  which are issued upon completed  inspections just prior to mechanical  completion and are essential to engage in operations,  from the Fire Marshall.  Ongoing site  inspections by the
Fire Marshall's office occur unannounced during construction.  The Nebraska Game and Parks  Commission  has granted us a Work Permit License for our proposed use of the Cowboy Trail near O'Neill,  Nebraska.  We must also obtain certifications of our  loadout  meters  at our  facilities  from  the  Nebraska  Department  of
Agriculture,  Division  of  Weights  and  Measures.  We must also have our grain scales certified by the Nebraska  Department of Weights and Measures.  While the
issuance of these  certifications  is not believed to be problematic,  it can be delayed by scheduling  conflicts.  Last,  we have obtained  approval of our site plan and traffic  study for our O'Neill,  Nebraska  transload  facility from the
Nebraska  Department  of Roads.  The  Department  of Roads  reviews  the site to determine  whether the planned  use of the roadway  will create any  significant traffic safety hazards.

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

Employees

     As of March 31, 2008, we have five paid employees.  In addition, we entered into an Employment  Agreement with Jerome  Fagerland on October 30, 2007,  under which Mr.  Fagerland  will  continue  to serve the  Company in the  position  of
President and General Manager.  Mr. Fagerland  devotes  substantially all of his time to our business. Our Board Chairman,  Everett Vogel, Vice Chairman, Richard
Bilstein and our Secretary-Treasurer, Timothy Borer, each devotes about 15 hours per week to our  business  and receive no  compensation.  We have entered into a
Plant Operating Agreement with HWS Energy Partners,  L.L.C. ("HWS"), under which
HWS will  manage our ethanol  plant.  HWS has agreed to manage all facets of our plant's  operations  and to  provide,  for  the  employment  by the

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

     We do not  expect an active  trading  market  for our  Membership  Units to develop. To maintain our partnership tax status, our Membership Units may not be publicly  traded.  We will not apply for listing of the Membership  Units on any stock exchange or on the NASDAQ Stock Market. As a result,  Members may not sell
Membership Units readily. Transfer of Membership Units is also restricted by our
Amended and Restated  Operating  Agreement  Dated July 18, 2007 (the  "Operating
Agreement") and subject to the procedures  contained therein.  Transfers without the  approval  of our Board of  Directors  are not  permitted  and are  invalid.
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

     If we issue  additional  Membership Units in the future this will result in dilution to our existing Members.

     As discussed in more detail below under Item 6--Management's Discussion and
Analysis or Plan of Operation,  we intend to issue additional  equity. Our Board of Directors may choose to issue additional Units at prices lower than for which
Units have previously been sold to provide additional financing in the near term or in the future.  The  issuance of any such Units may result in a reduction  of the book value or market price of the outstanding Units. If we do issue any such additional Units, such issuance also will cause a reduction in the proportionate ownership and voting power of all other Members.

     We have obtained  conditional  debt  financing but may be required to incur additional debt in order to complete construction of our plant; our failure to obtain additional debt financing, if needed, could require us to abandon our business.

     As  previously  reported,  on February 14, 2007, we entered into the Credit
Agreement with Lender  regarding the Facility for the provision of  construction and permanent debt financing for our ethanol plant. Under the Facility,  we have the ability  (subject to the fulfillment of certain  conditions) to borrow up to the lesser of  $42,500,000  or 50% of project costs to finance the  construction and development of our ethanol plant, with the Facility consisting of a multiple advance construction loan (the "Construction  Facility") during the construction period; and at construction completion,  conversion to a permanent ten year term loan facility (the "Term Facility"), a portion of which can be further converted to a $10 million  revolving  term loan (the  "Revolving  Facility"),  subject to certain conditions.  However, the Lender is under no obligation to fund any part of the loan until we satisfy certain post-closing  obligations.  There can be no assurance  that we will be able to satisfy those  post-closing  obligations in a timely  manner,  if at all,  in which case we will not be able to  complete  the construction of our plant and Members could lose their entire investment.

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

     Under the Facility,  we have made certain customary  representations and we
are  subject  to  customary   affirmative  and  negative  covenants,   including
restrictions on our ability to incur debt, create liens,  dispose of assets, pay distributions and to make capital expenditures,  and customary events of default
(including  payment defaults,  covenant defaults,  cross defaults,  construction related defaults and bankruptcy defaults).  The Facility also contains financial covenants including minimum working capital,  certain reserves,  minimum current assets to current  liabilities,  minimum  tangible  net worth,  minimum  owners'
equity ratio and a minimum  fixed charge  coverage  ratio.  Certain post closing items are also required to be completed prior to funding under the Facility.  In addition,  it is possible  that as a condition to  providing  its consent to any amendment to the Construction Contract,  Lender may impose additional conditions on us or the project, or impose additional  affirmative or negative covenants on
us. These  requirements,  in addition to our  obligations to repay principal and interest  on the  Facility,  make us  more  vulnerable  to  economic  or  market downturns.  If we are unable to service our debt,  we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional  equity capital.  If we default on any covenant,  Lender (or any subsequent  lender) could make the entire debt  immediately due and payable.  If this occurs,  we might not be able to repay our debt or borrow  sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease  construction,  or if the plant is constructed and operating, to cease operations.

RISKS ASSOCIATED WITH CONSTRUCTION AND DEVELOPMENT

     We are dependent upon Delta to design and build the ethanol plant.

     As previously  reported,  on August 9, 2006,  we executed the  Construction
Contract with Delta,  under which Delta agreed to perform  various  services and provide certain  equipment  necessary for the  construction and operation of our ethanol production facility.

     Under the Construction Contract, Delta has the right to stop work, upon ten days written notice to us, if we do not pay Delta amounts that we have certified for  payment  within  five days after the date such  payment  is due;  provided, however,  Delta may not stop work if there is a good faith dispute regarding the amount of payment due Delta.  Delta has the right to terminate  the agreement on seven days written  notice if the work is stopped,  without fault on the part of
Delta,  or any of its vendors or  subcontractors,  for more than 21 days, or for any of the following  reasons:  (i) a petition in bankruptcy is filed by us, and such filing materially  impacts our ability to perform our obligations under the
Construction  Contract  or such a  petition  is filed  against  us and it is not dismissed  within 45 days;  (ii) we have not made payment  within 60 days of the due date; or (iii) we have committed a material breach of a material  obligation under the  Construction  Contract  and we fail to cure such  breach  within  the longer of 45 days of  receipt of written  notice of such  breach or such  longer time as is  reasonably  required  to cure the  breach.  In  addition,  Delta may terminate the Construction  Contract on seven days written notice if the work on the project is stopped, without fault on the part of Delta-or any of its vendors or subcontractors, for more than 90 days because of the issuance of any order of a court or other public authority having jurisdiction over the site or project.

     Due to the  competitive  nature  of the  ethanol  industry  and the lack of qualified design and construction  firms available to build plants such as ours,
Delta's  refusal or inability to perform under the  Construction  Contract could have a material  adverse effect on our ability to complete  construction  of our plant and achieve  profitability in the future.  Delta has already  demonstrated this risk and even if we amend the Construction  Contract to resolve the matters discussed  elsewhere in this report,  there can be no guarantees that Delta will fully perform under the Construction Contract.

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

     We began  construction  September  2006 and have projected that we will not begin operation of the proposed  ethanol plant until June,  2008. As of December
31, 2007, we have incurred approximately $74,540,000 for the construction on the plant. Our anticipated  total project cost has never been a firm estimate and we expect that it will continue to change from time to time as  construction of the project  progresses.  The costs under the  Construction  Contract are subject to change,  as they did in fiscal year 2007.  The total amount we have to pay Delta may be  further  increased  due to  increases  in the cost of steel,  based on a formula.

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

     Delta will continue to employ subcontractors for key parts of the plant.

     The  failure  on  the  part  of  major   subcontractors  to  perform  in  a
satisfactory  manner can present risk that the plant will not be  constructed as planned.  Failure  on the part of Delta to  compensate  subcontractors  can also present risk of claims or liens on plant assets.  These claims could result in a loss of the value of Units.

     The  Construction  Contract  does not protect us from  changing  prices for concrete, labor or other inputs.

     Material  ongoing price increases in key inputs used in the construction of our plant could result in more capital expenditures than have been forecast.  If this occurs, the return on Members'  investment will be reduced,  resulting in a decline in the value of Units.

RISKS ASSOCIATED WITH OUR FORMATION AND OPERATION

     We remain in the  development  stage with limited  working  capital,  which could  result in losses  that will  affect  the value of Units or  Members'
     investment return.

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

     With the  exception  of our  construction  progress  to  date,  none of our
Directors or officers has ever been involved in building or operating an ethanol plant.  Thus,  we are totally  dependent on the  knowledge and skills of others,
including   engineers,   contractors  and  subcontractors,   utility  companies,
marketing companies and future employees. For example, we entered into the Plant
Operating  Agreement with HWS under which HWS will be responsible  for operating our planet.  If the persons we select or have  selected to build and operate our plant do not perform as we intend,  Members'  investment  in us could decline in value significantly.

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

     We will be dependent upon our plant  management  company to hire and retain competent personnel.

     As previously  mentioned,  we have entered into a Plant Operating Agreement with HWS,  under  which HWS will  manage our  ethanol  plant.  HWS has agreed to manage all facets of our plant's  operations and to provide,  for the employment by the Company,  a sufficient  number of employees to operate our plant. We plan to have approximately 30 to 35 paid persons operating our business.  Our success will  depend in part on the  ability  of HWS to  attract  and  retain  competent personnel who will be able to help us achieve our goals.  It may be difficult to attract  qualified  employees  to  Atkinson,  Nebraska,  a  rural  and  sparsely populated area. If HWS is unable to find productive and competent personnel, our ability to produce and sell ethanol could be adversely affected.

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

     We have a history of losses and may not ever operate profitably.

     From our  inception  on December 15, 2003  through  December  31, 2007,  we incurred  an  accumulated  net loss of  $2,597,743.  We will  continue  to incur significant losses until we complete construction and commence operations of the
plant.  There is no  assurance  that we will be  successful  in  completing  our efforts to build and  operate  the  plant.  Even if we begin  operations  at the ethanol plant, there is no assurance that we will be able to operate profitably.

     Our  Operating  Agreement  contains  restrictions  on  Members'  rights  to participate  in corporate  governance  of our  affairs,  which limits their ability to influence management decisions.

     Our Operating  Agreement  provides that a Member or Members owning at least thirty  percent  of the  outstanding  Units  may call a special  meeting  of the
Members.  This may make it  difficult  for  Members  to  propose  changes to our
Operating Agreement,  without support from our Board of Directors.  Our Board of
Directors is divided  into three  classes,  with each class  serving a staggered three-year term. The  classification of the Board of Directors will make it more difficult  for Members to change the  composition  of the Board  because  only a minority of the Directors  can be elected at one time. If a vacancy  develops in our Board of  Directors  for any reason other than  removal or  expiration  of a term, the remaining Directors would fill it.

     Our Directors have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to the Company.

     Since our project is  currently  managed  both by our  officers and to some extent by the Board of  Directors  (rather  than  completely  by a  professional management  group),  the  devotion  of the  Directors'  time to the  project  is critical.  However,  the Directors have other  management  responsibilities  and business  interests  apart from our  project.  As a result,  our  Directors  may experience  conflicts of interest in allocating  their time and services between us and their other business  responsibilities.  No formal  procedures  have been established to address or resolve these conflicts of interest.

     The internal controls over financial  reporting we have been developing may not be adequate and our independent  auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

     As required by law, we have  designed  and are working to test our internal controls over financial  reporting.  We expect to incur  significant  additional expenses  in the near term in this  process,  which will  negatively  impact our financial  performance and our ability to make distributions.  This process also will continue to divert management's time and attention. We cannot be certain as to the timing of completion of our evaluation,  testing and remediation  actions or the impact of the same on our  operations  and may not be able to ensure that the process is effective or that the internal  controls are or will be effective in a timely  manner.  Beginning  with this  report on Form  10-KSB  for our 2007 fiscal year, our management is required to report on our internal  controls over financial  reporting  pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 ("SOX") and rules and regulations of the SEC thereunder. We will then be required  to review on an annual  basis our  internal  controls  over  financial reporting,  and on a quarterly and annual basis to evaluate and disclose changes in our internal  controls over  financial  reporting.  There can be no assurance that our quarterly reviews will not identify material weaknesses or that we will successfully resolve all issues which may arise under any such evaluations.

RISKS ASSOCIATED WITH THE ETHANOL INDUSTRY

     We will be  operating  in an  intensely  competitive  industry  and we will compete with  larger,  better  financed  entities,  which could  negatively impact our ability to operate profitably.

     There is  significant  competition  among ethanol  producers.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider  range of  products  than we can,  and from  other  plants  similar to our proposed ethanol plant.  Large ethanol producers such as Archer Daniels Midland,
Minnesota Corn Processors and Cargill,  among others, are capable of producing a significantly  greater amount of ethanol than we expect to produce. In addition, there are several Nebraska, Minnesota, Wisconsin, South Dakota and other Midwest regional  ethanol  producers which have recently  formed,  are in the process of forming, or are under consideration, which are or would be of a similar size and have similar  resources to us.  According to the Nebraska  Ethanol Board,  as of
January 29, 2008,  there were 20  operational  ethanol  plants in Nebraska  with several new plants in the process of forming. Furthermore,  ethanol from certain
Central  American or Caribbean  countries  is eligible  for tariff  reduction

or
elimination upon  importation to the United States.  Ethanol imported from these
Caribbean  Basin  countries may be a less expensive  alternative to domestically produced ethanol.

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
We will pay Meuret the base price plus a service fee of $.04 per bushel of grain delivered. The initial term is from December 14, 2006 until the end of the third year following the first delivery of grain and will  automatically  renew for an additional 24 month term at the end of the initial term, or renewal term, unless either party provides written notice six months prior to the end of the term. In the ordinary course of business,  we will enter into forward purchase  contracts for our  commodity  purchases.  The Company,  through  Meuret,  has entered into forward purchase contracts to purchase approximately one million bushels of corn at an average cost of $3.41 per bushel,  including the service fee, for delivery between March 2008 and January 2010. As we are not yet operational, we have sold our  deliveries of corn to date at a profit,  which profit will be recognized in
2008.

     The  price  of corn  has  generally  increased  in the  past  year  and has fluctuated  significantly  in the past and may  fluctuate  significantly  in the future. We cannot provide assurances that we will be able to offset any increase in the price of corn by increasing the price of our products.

     We have executed an output contract with one distributor that will purchase all of the ethanol we produce,  which may result in lower revenues  because of decreased marketing flexibility and inability to capitalize on temporary or  regional  price  disparities,  and could  reduce  the value of Units or
     Members' investment return.

     We executed an Ethanol Marketing Contract with Eco, which provides that Eco will  purchase  the entire  output of our  ethanol  and  provide  transportation services to the Company.  Eco will market our ethanol in national,  regional and local  markets.  Our  objective in utilizing an output  contract is to provide a reliable and predictable market for our ethanol. We do not plan to build our own sales force or sales  organization to support the sale of ethanol.  As a result, we will be  dependent  on Eco to sell our  principal  product.  When  there  are temporary or regional  disparities in ethanol  market  prices,  it could be more financially  advantageous  to have the  flexibility  to sell  ethanol  ourselves through our own sales  force.  We have  decided  not to pursue  this route.  Our strategy  could  result in lower  revenues  and reduce the value of Units if Eco does not perform as we plan.

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

     The effect of the Renewable Fuels Standard, or RFS, on the ethanol industry is uncertain.

     The  use of  fuel  oxygenates,  including  ethanol,  was  mandated  through regulation, and much of the forecasted growth in demand for ethanol was expected to result from  additional  mandated use of oxygenates.  Most of this growth was projected to occur in the next few years as the  remaining  markets  switch from
MTBE to ethanol.  The Energy Policy Act of 2005  eliminated  the mandated use of oxygenates and instead  established minimum nationwide levels of renewable fuels
(ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage  requirements of the RFS and the
2007 Energy Act  requires  that  biodiesel  and  cellulosic  sources  comprise 3 billion  gallons  in  2016,  increasing  to 21  billion  gallons  in  2022,  the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol  consumption,  which in turn could have a material  adverse effect on our business,  results of operations and financial condition.  The RFS program and the 2007 Energy Act also included  provisions for trading of credits for use of  renewable  fuels  and  authorized  potential  reductions  in the RFS minimum by action of a governmental administrator.  The rules for implementation of the RFS are still under development.

     Increases  in the  production  of ethanol  could result in lower prices for
     ethanol  and  have  other   adverse   effects   which   could   reduce  our
     profitability.

     We expect that new fuel grade ethanol plants will be  constructed,  because of the increase in ethanol  demand  resulting  from the federal 2005 Act and the
2007 Act, which mandate an increase in the use of renewable fuels in the U.S. to approximately  15 billion by 2012 and  approximately 36 billion gallons per year by 2022. Because increased production capacity is usually less costly to achieve through  expansion of existing plants,  we expect expansion will also occur. The increased production of ethanol may lead to lower prices for ethanol. The increased  production of ethanol could have other adverse  effects as well.  For example,  the  increased  production  will also lead to  increased  supplies  of co-products  from the production of ethanol,  such as distillers  grains.  Those increased supplies could lead to lower prices for this co-product.

     There is scientific  disagreement about the wisdom of policies  encouraging ethanol production,  which could result in changes in governmental policies concerning ethanol and reduce our profitability.

     Some past studies have challenged  whether ethanol is an appropriate source of fuel and  fuel  additives,  because  of  concerns  about  energy  efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the 2005  Act,  supports  ethanol  production.  If a  scientific consensus  develops that ethanol  production does not enhance our overall energy policy,  our  ability to produce  and market  ethanol  could be  materially  and adversely affected.

     Hedging transactions,  which are intended to stabilize our corn costs, also involve risks and costs that could reduce our profitability.

     In an attempt to minimize  the effects of the  volatility  of corn costs on operating  profits,  we will  likely  take  hedging  positions  in corn  futures markets.  Meuret has caused the  Company to  contract  for  approximately  three million  bushels  of corn for a  delivery  between  March  2008 and early  2010.
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

     Ethanol production  requires a constant and consistent supply of energy. If our  production  is  halted  for any  extended  period  of time,  it will have a material adverse effect on our business.  If we were to suffer  interruptions in our energy supply,  either during  construction  or after we begin operating the ethanol plant, our business would be harmed.  In addition to several  agreements with KMI and its affiliates discussed in this Memorandum, we have entered into a
Base Agreement with a natural gas supplier, Cornerstone to obtain natural gas at prevailing  market  prices.  If we are unable to obtain a natural  gas supply on terms  that  are  satisfactory  to us,  the  adverse  impact  on our  plant  and operations could be material.  In addition,  natural gas and electricity  prices have historically  fluctuated  significantly.  Increases in the price of natural gas or electricity  would harm our business by increasing  our energy costs.  We will need to purchase significant amounts of electricity to operate the proposed ethanol plant.  The prices which we will be required to pay for electrical power will have a direct  impact on our costs of producing  ethanol and our  financial results.

     Changes and advances in ethanol  production  technology could require us to incur  costs to update our plant or could  otherwise  hinder our ability to complete in the ethanol industry or operate profitably.

     Advances and changes in the  technology of ethanol  production are expected to occur. Such advances and changes may make the ethanol  production  technology installed in our plant less  desirable or obsolete.  These  advances  could also allow our  competitors  to  produce  ethanol  at a lower cost than us. If we are unable to adopt or incorporate  technological  advances,  our ethanol production methods and processes could be less efficient than our competitors,  which could cause  our  plant  to  become  uncompetitive  or  completely  obsolete.  If  our competitors  develop,  obtain or license  technology that is superior to ours or that makes our  technology  obsolete,  we may be required  to incur  significant costs to  enhance or  acquire  new  technology  so that our  ethanol  production remains  competitive.  Alternatively,  we may be  required  to seek  third-party licenses,  which  could  also  result  in  significant  expenditures.  We cannot guarantee  or assure  that  third-party  licenses  will be  available  or,  once obtained,  will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating  costs and reducing our net income,  all of which could reduce the value of Members' investment.

     Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of Members' investment.

     Alternative fuels,  gasoline  oxygenates and ethanol production methods are continually  under  development.  A number of  automotive,  industrial and power generation  manufacturers  are developing  alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol,  the emerging fuel cell industry offers a technological  option to address  increasing  worldwide energy costs,  the  long-term  availability  of petroleum  reserves  and  environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power  sources  because  of their  higher  efficiency,  reduced  noise and lower
emissions.   Fuel  cell  industry   participants  are  currently  targeting  the
transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen  industries continue to expand and gain broad acceptance, and hydrogen  becomes  readily  available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of Members' investment.

     Corn-based ethanol may compete with cellulose-based  ethanol in the future, which  could  make  it  more  difficult  for  us to  produce  ethanol  on a cost-effective basis and could reduce the value of Members' investment.

     Most ethanol is currently produced from corn and other raw grains,  such as milo or  sorghum -  especially  in the  Midwest.  The  current  trend in ethanol production  research is to develop an efficient method of producing ethanol from cellulose-based  biomass, such as agricultural waste, forest residue,  municipal solid  waste,  and  energy  crops.  This  trend  is  driven  by  the  fact  that cellulose-based  biomass is generally  cheaper than corn, and producing  ethanol from  cellulose-based  biomass would create  opportunities to produce ethanol in areas  which  are  unable  to grow  corn.  Although  current  technology  is not sufficiently efficient to be competitive,  a report dated August 25, 2000 by the
U.S.  Department of Energy entitled "Outlook for Biomass Ethanol  Production and
Demand"  indicated  that new  conversion  technologies  may be  developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed,  we may not be able to compete  effectively.  We do not believe it will be  cost-effective

to convert our Facility into a plant which will use  cellulose-based  biomass to produce  ethanol.  If we are unable to produce  ethanol as  cost-effectively  as cellulose-based  producers,  our ability to generate  revenue will be negatively impacted and Members' investment could lose value.

     Competition  from ethanol  imported from Caribbean basin countries may be a less  expensive  alternative  to our ethanol,  which would cause us to lose market share and reduce the value of Members' investment.

     Ethanol  produced or processed in certain  countries in Central America and the  Caribbean  region is eligible  for tariff  reduction  or  elimination  upon importation  to the United States under a program  known as the Caribbean  Basin
Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries,  such as
El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported  from  Caribbean  Basin  countries  may affect our  ability to sell our ethanol profitably, which would reduce the value of Members' investment.

     Competition  from  ethanol  imported  from  Brazil may be a less  expensive alternative  to our ethanol,  which would cause us to lose market share and reduce the value of Members' investment.

     Brazil is currently the world's  largest  producer and exporter of ethanol.
In Brazil,  ethanol is produced primarily from sugarcane,  which is also used to produce  food-grade sugar.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn.
Tariffs   presently   protecting  U.S.  ethanol  producers  may  be  reduced  or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our  ethanol  profitably,  which  would  reduce  the  value of  Members'
investment.

RISKS ASSOCIATED WITH GOVERNMENT REGULATION AND SUBSIDIZATION

     Federal regulations concerning tax incentives could expire or change, which could reduce our revenues.

     The federal government presently encourages ethanol production by taxing it at a lower rate which  indirectly  benefits  the  Company.  The VEETC  currently equates  to a  $.51  per  gallon  subsidy  of  ethanol  which  is  available  to distributors. Some states and cities provide additional incentives. The 2007 Act effectively  mandates  increases in the amount of annual ethanol  consumption in the United States. The result is that the ethanol industry's  economic structure is highly  dependent on governmental  policies.  Although  current  policies are favorable factors,  any major change in federal policy,  including a decrease in ethanol  production  incentives,  would have significant  adverse effects on our proposed plan of operations  and might make it impossible  for us to continue in the ethanol business.

     Nebraska state producer  incentives are  unavailable to us, which places us at a competitive disadvantage.

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

     To  construct  our plant and operate  our  business,  we will need  several permits  from the  NDEQ.  We  received  an Air  Quality  Construction  Permit in
September,  2006,  and it is valid for the  duration of our plant  construction, subject to certain  conditions,  including the condition  that our  construction activities  not lapse for  longer  than 18 months.

We have been issued our Air Quality  Construction  Permit for both the  Atkinson and  O'Neill  construction  locations,  and we are in the  process of  obtaining administrative  amendments  to reflect the removal or  relocation of some of our emission source locations.  Once the ethanol plant is completed, we must conduct emission  testing and apply for an Air Quality  Operating  Permit from NDEQ that will allow us to operate our business.  We need to obtain this permit to operate the ethanol plant after the Air Quality Construction Permit expires. Independent testing  laboratories  will be used for this  testing in  coordination  with the
NDEQ. We will submit an application  for this permit as soon as possible but the permit  must be  obtained  within  twelve  months  after  the  facility  becomes operational.  If granted,  we expect the permit to be valid for five years.  Our inability to obtain this permit could force us to cease  operations of the plant once constructed.

     In May of 2006, we applied for a National Pollutant  Discharge  Elimination
System  ("NPDES")  Permit for waste water discharges and storm water runoff from the NDEQ. A General Stormwater Permit for Industrial  Activity has been obtained from NDEQ under which we are presently  operating.  This permit will expire when we  commence  production  and we will  then be  required  to  obtain  a  General
Stormwater Permit from the NDEQ. We will also be required to obtain a Wastewater
Discharge  Permit  from  the  NDEQ.  HDR is  presently  pursuing  administrative amendment to this permit on our behalf to correct a discharge  flow  computation that was detected in the fact sheet used by the NDEQ for this  permit.  If these permits are not granted, we will have to construct an alternative  discharge and treatment  system  (e.g.  storm  pond) on site for  which we will need to obtain different permits.

     There are  presently  three  separate  wells near the ethanol plant that we expect will provide us with our  necessary  water  supply.  All three wells have been  registered with the NDNR as required by law and their status is registered as  "commercial."  The  operation of the wells has also received the approval of the NRD. Any new or additional wells necessary for the operation of the facility will  require  registration  and  approval  by the NRD.  If we do not change the status of our wells as  required  or if we do not  obtain  any  additional  well approvals  required,  we  could be  forced  to use  water  from  Atkinson,  if a sufficient  supply is available,  or terminate  our  business.  Using water from
Atkinson may  significantly  increase our  operating  costs,  harm our financial performance and reduce the value of Units.

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

     Carbon  dioxide  may be  regulated  by the  EPA  in  the  future  as an air pollutant, requiring us to obtain additional permits and install additional
     environmental   mitigation  equipment,   which  may  adversely  affect  our
     financial performance.

     Our  plant  will  emit  carbon  dioxide  as a  by-product  of  the  ethanol production  process.  The United States Supreme Court recently classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle  emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide  emissions from stationary  sources  such as our  ethanol  plant  under the Clean Air Act.  Once operational,  our plant will produce a significant amount of carbon dioxide that will be vented into the  atmosphere.  While there are  currently no  regulations applicable  to  us  concerning  carbon  dioxide,  if  Nebraska  or  the  federal government,  or any  appropriate  agency,  decides to  regulate  carbon  dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation  equipment or take other steps unknown to us at this time in order to comply with such law or regulation.
Compliance  with future  regulation of carbon  dioxide,  if it occurs,  could be costly  and may  prevent  us from  operating  the  plant  profitably,  which may decrease the value of our Units and Members' investment return.

     We may encounter  unforeseen  negative public sentiment of nearby residents who are opposed to the prospects of additional  manufacturing businesses in the area.

     While we do not expect that the ethanol plant will produce air emissions or waste water that would  negatively  impact the nearby  residential  communities, occupants of those  communities may choose to express negative  sentiment toward the  addition  of another  major  manufacturing  plant in the  community  due to misperceptions about the plant's expected  environmental  impact. Such reactions could influence local zoning rules, impede construction, or result in unforeseen costs related to education,  legal defense,  permitting, and other factors which could adversely impact our anticipated expenses and reduce the value of Units.

     In the  future,  environmental  regulations  and  public  policy  regarding
     compliance   may  change,   adversely   affecting   the  plant's   economic
     performance.

     Any future adverse changes in governmental  regulations  regarding emission of carbon dioxide, water disposal, co-existence with endangered species or other wildlife, or other factors, could result in unforeseen material costs or capital expenditures  that  could  cause the  Company to fail to  generate  satisfactory economic  results,  causing  devaluation of Units.  In addition,  any changes in environmental  laws and regulations,  both at the federal and state level, could require us to spend  considerable  resources in order to comply with such law or regulation.  The expense of compliance may be  significant  enough to reduce our profitability and negatively affect our financial condition.

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

     If the Company's  allocations  of income and deduction are not respected by the IRS, Members may be required to recognize additional taxable income.

     The Company plans to allocate  items of income,  gain,  loss,  deduction or credit,  if any,  consistent with the  requirements of Code Section 704(b).  The
Company intends to maintain its capital  accounts in a manner which falls within the "safe  harbor"  standards for  substantial  economic  effect under  Treasury
Regulations   adopted  under  the  Code,  and  the  Company  believes  that  its allocations of income and deduction are consistent  with each Member's  interest in the Company and will be respected by the IRS. Nevertheless,  if the Company's allocations  of income and  deduction  are not respected by the IRS, the Members may be required to recognize additional taxable income.

     Risk of IRS audit.

     An  entity  organized  as  a  limited  liability  company  and  taxed  as a partnership  is likely to be subject to a greater  risk of audit by the IRS than are other business entities. Certain tax aspects of the Company's operations may be challenged  upon audit by the IRS. Any adjustment  resulting from an audit by the IRS also could  result in  adjustments  to the tax returns of an  individual
Member and may lead to an examination of other items unrelated to the Company in such returns or an  examination  of prior tax returns of the Members.  Moreover, the Company could incur  substantial  legal and  accounting  costs in connection with any  challenge by the IRS of the  position  taken by the Company on its tax returns regardless of the outcome of such a challenge.

The  foregoing is not intended to be an  exhaustive  discussion of all the risks that may be associated  with an investment  in us.  Moreover,  because there are many inherent  risks that may not be anticipated by us, you should be aware that there are additional risks inherently  associated with our Company and which are not presently foreseen by us.

Item 2. Description of Property.

     Below is the status of the construction of our plant as of March 2008:

     o Main process building: we are erecting the steeling for the office and switch gear area and the certifuge area; we are running cable tray, pulling cable and installing additional lighting,  and we are installing additional pipe rack and piping, and setting the final equipment components.

     o Fermentation area: we are setting the control racks and pulling wire.

     o Dryer:  we are  installing  additional  steel and  preparing  to  install additional components of the dryer

     o Rest of plant: we are working on fire piping,  completing ethanol storage and working on the cooling tower, and installing skin on the boiler.

     o O'Neill  transload  facility:  we are  installing  piping,  erecting  the building and installing  fencing;  paving and the ethanol storage liner are complete.

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

Cowboy Trail

     The Cowboy Trail  property is located in the City of O'Neill,  Holt County,
Nebraska. The State of Nebraska owns the Cowboy Trail, through the Nebraska Game and Parks  Commission.  The  Commission has authorized our use of this property, subject to completion of certain conditions,  which we anticipate fulfilling. We entered into the Track Agreement with the Commission, under which we leased from the Commission the Cowboy Trail property (the  "Property") to use as a rail spur track over which we plan to transport our ethanol. We are obligated to construct our track on the  Property  within 18 months of the  effectiveness  of the Track
Agreement. As of February,  2008, the track is 95% complete. The Track Agreement has a term of ten years and will  automatically  renew for  additional  ten year terms  unless one party  notifies  the other at least nine  months  prior to the expiration date of its intention to not renew. We paid an initial fee of $10,000 to the  Commission  and are obligated to pay an annual rental fee of $10,000 for use of the Property. Additionally, we are responsible for any public assessments respecting the maintenance or use of the Property.  The Track Agreement provides that we are  responsible  to maintain  the track on the  Property and are solely responsible  for our  operations on the Property and complying  with  applicable laws regarding our use of the Property.

     Our use of the Property  will stretch  approximately  one and a half miles, and we anticipate that we will finish  construction of the rail spur, onto which we will ship our ethanol.  We anticipate  that our newly  constructed  rail spur will link with  existing  track owned and operated by the Nebraska  Northeastern
Railway Company as described below.

O'Neill NENE Property

     NENE owns property  located in the City of O'Neill,  Holt County,  Nebraska which we will need to use. As this  property  approaches  the center of O'Neill,
Nebraska, our rail will diverge off the Cowboy Trail, and run through the center of town in an easterly  direction for  approximately six blocks. We have entered into the NENE Track Agreement with NENE.  Under the NENE Track  Agreement,  NENE has agreed to allow us to construct,  maintain and operate the Track over NENE's property  located  near the  center  of the  City of  O'Neill,  Nebraska.  As of
February, 2008, the construction of the Track is 95% complete. Once constructed, the Track will then link with existing rail owned and operated by NENE. The NENE
Track  Agreement  has an  initial  term of five  years  and  will  automatically continue  thereafter until terminated by either party upon 30 days' notice.  The
NENE Track  Agreement  may also be terminated in the event we are unable to cure certain  specified  defaults,  if NENE is  authorized  to abandon its line which connects to the Track,  or if NENE is no longer able to operate  over the Track.
Under the NENE Track  Agreement,  we are  responsible  for,  among other things, obtaining  all  permits  required  to  construct  and  operate  the  Track,  and maintaining the Track;  and NENE has agreed to provide rail service to transport our ethanol over the Track.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not  submit  any matter to a vote of our Unit  holders  through  the solicitation of proxies or otherwise during the fourth quarter of fiscal 2007.

                                     PART II

Item 5.   Market for  Common  Equity, Related Member Matters, and Small Business
          Issuer Purchases of Equity Securities.

     There  is no  public  trading  market  for our  Membership  Units,  and our
Operating  Agreement  contains  significant  restrictions on the transfer of our
Units to ensure that the Company is not deemed a "publicly  traded  partnership"
and  thus  taxed  as a  corporation.  Additionally,  pursuant  to the  Operating
Agreement,  the  Board  has  developed  a Unit  Transfer  Policy  which  imposes conditions on the transfer of Membership  Units. As of March 1, 2008, there were
1,002 holders of record of our Membership Units.

     Subject to the provisions of the Nebraska  Limited  Liability  Company Act, distributions  are  payable  at the  discretion  of our  Board of  Directors  as provided in our Operating  Agreement.  The Board has no obligation to distribute profits,  if any, to Members.  We have not declared or paid any distributions on our  Membership  Units to date. We do not expect to generate  revenues until our plant is  operational,  currently  expected to be in the third  quarter of 2008.
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

     We filed a  Registration  Statement for an initial  public  offering of our
Membership  Units with the  Securities and Exchange  Commission  ("SEC") on Form
SB-2 (SEC Registration No.  333-130343) on December 15, 2005, which was declared effective on June 15, 2006 (the "Registration  Statement").  For the period from the  effective  date to September  28, 2006,  no expenses  were incurred for the
Company's  account in  connection  with the  issuance  and  distribution  of the
Membership  Units for  underwriting  discounts and  commissions,  finder's fees,
expenses  paid  to  or  for  underwriters.   Offering  expenses,  consisting  of
professional fees, costs of printing, postage,  advertising and filing fees were approximately  $404,000.  All payments made for these  expenses were paid to the vendors or parties  providing the  services.  None of the payments made for such expenses  were paid  directly or  indirectly  to any  Director,  officer,  their associates,  or to  persons  owning  of record  more  than 10% of the  Company's outstanding  Membership  Units.  On  September  28, 2006 the Company  closed the offering and issued 4,794  Membership  Units for gross proceeds of  $47,940,000, resulting in net proceeds of $47,536,000.

     The following table  indicates the approximate  amounts of the net offering proceeds spent by the Company from the date of the release of offering  proceeds from escrow  through  December  31,  2007.  Except for (i) $19,098  spent by the
Company for electrical work with Agland  Electric,  which is owned by one of our
Directors, Jeff Lieswald, (ii) $9,573 spent by the Company for a pallet rack and raw tubing purchased from Olson Industries, Inc., of which one of our Directors,
Robin Olson,  is an owner and director,  (iii) $909,562 spent by the Company for grading  work  performed  by  Osborne  Construction,  which is  owned by  Roland
Osborne, a Member and brother of Kenneth Osborne, one of our Directors, and (iv)
$38,267 spent by the Company for road  improvements  to the plant site performed by Osborne Construction, Inc., which one of our Directors, Kenneth Osborne is an owner,  all the  following  amounts were paid  directly to unrelated  vendors or parties providing the goods or services.

                 Amount         Use of Proceeds

          $     44,448,100      Construction of plant, building and
                                facilities
          $        143,600      Repayment of indebtedness
          $        978,000      Prepayment of raw materials
          $      1,277,000      Debt issuance expenses
          $        300,000      Operating expenses
          $        389,300      Rolling stock

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

     o    Overcapacity in the ethanol industry;
     o    Fluctuations  in the price  and  market  for  ethanol  and  distillers grains;
     o    Availability  and costs of products  and raw  materials,  particularly corn and natural gas;
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
     o    Changes  in  the  weather  and  economic   conditions   impacting  the
          availability and price of natural gas;

     o    Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
     o    Changes and advances in ethanol production technology; and competition from alternative fuel additives;
     o    Changes in interest rates; and
     o    Results of our hedging strategies.

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

Results of Operation

     We are  still in the  development  phase and  until  our  ethanol  plant is operational,  we will generate no revenues other than interest  income earned on our cash balances and income from closing out our forward contracts.  During the year ended December 31, 2007, we incurred  operating  expenses of  approximately
$1,474,000,  which  consisted  primarily  of  professional  fees and general and administrative  expenses,  resulting  in  an  operating  loss  of  approximately
$1,474,000.  During the year,  we earned net  interest  income of  approximately
$598,000,  resulting in a net loss for the year of $876,000 or $168 per weighted average  Membership Unit. At December 31, 2007, our accumulated  deficit equaled
$2,597,743.  The results of operations  during the year ended  December 31, 2007 are not  indicative of the future  results of operations  that we anticipate for the Company once the ethanol plant begins commercial operations.

Overview, Status and Recent Developments

     NEDAK  Ethanol,  LLC  is a  development-stage  Nebraska  limited  liability company,  which was formed on December 15, 2003 for the purpose of  constructing and operating an ethanol  plant near  Atkinson,  Nebraska.  When  completed,  we expect that our ethanol plant, which is being constructed on a 72-acre parcel of land which lies  southeast  of the City of Atkinson in north  central  Nebraska, will  consume  approximately  16 to 18 million  bushels  of  locally  grown corn annually,  and produce  approximately 44 million gallons of denatured fuel-grade ethanol and  approximately  290,000 tons of modified wet  distillers  grains for feed cattle  annually.  The site is expected  to have  adequate  access to truck transportation, and when our transload facility, which is being constructed near
O'Neill,  Nebraska, is completed,  we expect our site to have adequate access to rail transportation.

     As part of our  planning,  we  originally  estimated  that  we  would  need approximately  $78.4  million to purchase  additional  land and to construct and equip the plant, and a total of  approximately  $90 million to cover all capital expenditures  necessary to complete  the project and make the plant  operational and produce revenue. To meet this capital commitment,  our strategy was to raise the necessary funds through a combination of equity and debt financing. We filed the  Registration  Statement,  which became  effective on June 15, 2006. We sold
4,794 membership units for $47,940,000 in our registered offering and closed the offering on September 28, 2006. On February 14, 2007, we entered into the Credit
Agreement  with Lender  regarding  the Facility  for the  provision of up to the lesser of  $42,500,000  or 50% of project  costs for our ethanol  plant.  As our construction  has  progressed,  the total  amounts we  estimate  we will need to complete  construction  and commence  operations have  increased,  as previously reported.  The total amounts we estimate we will spend on plant construction and start-up have increased,  primarily due to an estimated  $5,000,000  increase in construction  costs related to Delta  discussed below and an increase in working capital needs. To cover these  additional  costs,  we anticipate  commencing the
Private  Offering of  Membership  Units  under which we intend to raise  between
$5,000,000 and $12,000,000. In addition, we have entered into various agreements as discussed below.

     As previously  reported,  on May 8, 2006, the Company entered with the Firm
Transportation  Agreement KMIGT,  under which we will obtain pipeline space from
KMIGT for our receipt of natural gas. We initially

provided a $150,000 letter of
credit issued through Great Western Bank, as required by KMIGT,  when we entered into  the  Transportation  Agreement,  and  each  of  our  Directors  personally guaranteed  $10,715 of that letter of credit.  We issued two Membership Units to each of our  Directors in exchange  for those  personal  guarantees.  On May 30,
2007, we replaced the Directors' personal guarantees with a $150,000 certificate of deposit with First Dakota National Bank.

     As  previously  reported,  on July 19,  2007,  we entered  into the Carrier
Transportation  Agreement  with Carrier,  under which Carrier has agreed to ship all of the ethanol  produced at our plant,  from the plant to our rail facility.
The term of the Carrier  Transportation  Agreement  commences  on the first date
Carrier   transports  our  ethanol  and  will  continue  until  July  29,  2010.
Thereafter,  the term of the Carrier Transportation Agreement will automatically renew for successive one year periods. The Carrier Transportation  Agreement may be terminated by either party upon providing notice 180 days prior to the end of the then-current  term, if the Carrier's  authority to provide shipping services is modified, upon mutual agreement, or upon the discontinuance of either party's business.

     As  previously  reported,  on July 24, 2007, we entered into the NENE Track
Agreement with the Nebraska  Northeastern Railway Company,  under which NENE has agreed to allow us to construct, maintain and operate a rail line ("Track") over
NENE's property  located near the center of the City of O'Neill,  Nebraska.  The
Track is presently  approximately 95% complete.  The NENE Track Agreement has an initial  term of five years and will  automatically  continue  thereafter  until terminated  by either party upon 30 days' notice.  The NENE Track  Agreement may also  be  terminated  in the  event  we are  unable  to cure  certain  specified defaults, if NENE is authorized to abandon its line which connects to the Track, or if NENE is no longer  able to operate  over the  Track.  Under the NENE Track
Agreement,  we are  responsible  for, among other things,  obtaining all permits required to construct and operate the Track, and maintaining the Track; and NENE has agreed to provide rail service to transport the  Company's  ethanol over the
Track.

     As  previously  reported,  on June 19,  2007,  we  entered  into the  Track
Agreement  with the Nebraska  Game and Parks  Commission,  under which we leased from the  Commission  a parcel  of land (the  "Property")  to use as a rail spur track over which we plan to transport our ethanol. We are obligated to construct our track on the  Property  within 18 months of the  effectiveness  of the Track
Agreement.  The Track  Agreement has a term of ten years and will  automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration  date of its intention to not renew. We paid an initial fee of $10,000 to the  Commission  and are obligated to pay an annual rental fee of $10,000 for use of the Property.  Additionally, we are responsible for any public  assessments  respecting the  maintenance or use of the Property.
The Track  Agreement  provides that we are  responsible to maintain the track on the Property and are solely  responsible  for our operations on the Property and complying with applicable laws regarding our use of the Property.

     As previously  reported,  the Company entered into the Precedent  Agreement with KMIGT on  September  27,  2007  under  which  KMIGT  provides  natural  gas distribution  services to us. The Precedent  Agreement specifies that KMIGT will
construct   such   facilities  as  required  to  expand  its  gas   transmission
capabilities to provide gas to our plant,  and we agreed to pay a monthly charge for  available  pipeline  space and an  additional  charge  for  pipeline  space actually used.

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

     Status of Plant Construction

     On August 9, 2006, we entered into the  Construction  Contract with Delta-T pursuant to which Delta is performing  various  services and  providing  certain equipment necessary for the construction and operation of our ethanol plant. The
Construction  Contract  requires us to pay Delta other  amounts  monthly for the services it renders and the equipment it purchases for  installation  and use at the plant. The total payments to be made under the Construction Contract will be at least $82.5 million (which amount includes the anticipated  amendments to the
Construction Contract discussed below). The total amount may be increased due to increases in the cost of steel based on a formula. Through the fourth quarter of
2007, we have incurred costs of approximately $66,721,000 under the Construction
Contract.  The payments also do not include any sales or other taxes that may be assessed and paid by us on the  services  rendered or  materials  and  equipment purchased. Our anticipated total project cost has never been a firm estimate and we expect that it will continue to change from time to time as  construction  of the project progresses.

     In  December,  2007,  Delta  informed us that it had  incurred  substantial losses on our  project  and in order for Delta to finish  the  project  within a definitive  time  period,  we would  need to pay for  some of the cost  overruns incurred  by Delta in its  performance  under  the  Construction  Contract.  Our agreement to pay for some of these costs is the primary reason we expect to need to raise additional equity under the Private Offering.

     We anticipate reaching an agreement with Delta where we will assume some of
Delta's  cost  overruns  in an effort to assure  completion  of the project in a timely manner. Such agreement would modify the Construction Contract in a number of ways,  which we expect  to  include  the  following:  (i) Delta  would not be required to provide payment or performance  bonds respecting its installation of field  fabricated tanks under the  Construction  Contract,  (ii) we would not be required to make progress payments with respect to Delta's  installation of such tanks under the  Construction  Contract,  (iii) we would not be obligated to pay for such  tanks  until  they are  completed,  (iv) we would be able to  withhold retainage  until the  installation  of such tanks is complete,  (v) we would pay
Delta an  incentive  fee upon Final  Completion  (as that term is defined in the
Construction Contract), (vi) a surcharge payable by us representing the price of stainless steel would be payable in increments, (vii) Delta would pay us damages in the  event  Delta has not  achieved  Mechanical  Completion  (as that term is defined in the  Construction  Contract) by June 30, 2008, and (viii) Delta would pay the Company a per-gallon charge for each week our plant does not achieve the performance test and name plate production level required under the Construction
Contract.

     We  also  estimate  approximately  $4,000,000  in  project  costs  for  the construction of the transload  facility,  rail and other items outside the scope
of  the   Construction   Contract  with  Delta.   Included  in  that  amount  is
approximately  $733,000 in equipment we will need to purchase for the  transload facility.  Through December 31, 2007, we have incurred approximately  $3,708,000 in costs to construct the transload facility.

     Below is the status of the construction of our plant as of December 2007:

     o    Main process building: we are erecting the steeling for the office and switch gear area and the  centrifuge  area; we are running cable tray,
          pulling  cable  and  installing   additional  lighting;   and  we  are
          installing  additional  pipe rack and  piping,  and  setting the final equipment components.
     o    Fermentation area: we are setting the control racks and pulling wire.
     o    Dryer:  we are  installing  additional  steel and preparing to install additional components of the dryer.
     o    Rest of plant:  we are  working  on fire  piping,  completing  ethanol storage and working on the cooling tower,  and installing  skin on the boiler.
     o    O'Neill transload  facility:  we are installing  piping,  erecting the building and installing fencing;  paving and the ethanol storage liner are complete.

     We remain in the development phase, and until the proposed ethanol plant is operational,  we will generate no revenue other than interest income and changes in our forward contracts. We anticipate that accumulated losses will continue to increase until the ethanol plant is  operational.  The expected  completion date for the  ethanol  plant was moved  back by six  months as a result of  equipment delays and Delta's cost overruns discussed  previously.  We currently anticipate that the plant will be completed and commence operations in the third quarter of
2008.

Plan of Operations

     We expect to spend  the next  several  months  focused  primarily  on plant construction,  transload  facility  construction,  the  establishment  of a risk management  program,  and other similar pre-start up items.  Such  construction, equipment  purchases and installation  will be primarily  handled by Delta which will be paid by us by  making  periodic  progress  payments  based  on the  work completed and invoiced to us by Delta, as disbursed by a title company  pursuant to  the  loan  Facility  described  below.  Additionally,  we  expect  that  the mechanical construction of our plant will be substantially complete in the third quarter  of 2008,  at which  point we will  begin  testing  the  plant for final acceptance,  with a goal of beginning  production  operations  in July 2008.

     Once  operational,  we intend to focus on meeting or exceeding  our plant's nameplate production  capabilities and to implement our marketing and purchasing strategies,  which include forward contracts and the use of future contracts for both the sale of our ethanol and our purchases of corn and natural gas.

     We have entered into a Plant Operating  Agreement with HWS Energy Partners,
L.L.C. ("HWS"), under which HWS will manage our ethanol plant. HWS has agreed to manage all facets of our plant's  operations and to provide,  for the employment by us, a sufficient number of employees to operate our plant. We anticipate that we will have 35 employees when we commence plant operations. While all employees excepting  HWS's key  management  personnel  will be employees  of ours,  HWS is responsible  for  timely  identifying  employee  candidates  and  assuring  that vacancies are filled. For its services provided to us, we reimburse HWS for its documented expenses and compensate HWS as follows:

     •  Until the start-up date of our plant (the "Start-Up Date"), we pay HWS for all costs (including costs  associated with wages,  benefits,  and safety equipment),  plus a fee to recruit, hire, train, and employ our personnel, plus an additional daily fee which commenced on December 1,
          2007.

     •  Between the  Start-Up  Date and the date we accept the plant under the
          Construction  Contract  ("Acceptance  Date"),  we will pay HWS a fixed daily fee to cover the HWS  manpower,  maintenance,  supplies,  boiler chemicals  and  insurance,  plus a  variable  fee for each  gallon  of denatured ethanol produced at our plant.

     •  Following the Acceptance Date, we will pay HWS a fixed monthly payment adjusted  annually  based on the Consumer Price Index for the Lincoln,
          Nebraska  area,  plus a variable  monthly  reimbursement  for  process chemicals.

     HWS has agreed to have a portion of its fees  payable  under the  agreement subject to risk. In the event HWS exceeds certain  performance  benchmarks under the agreement (on an annual  basis),  we will pay HWS a bonus.  However,  if HWS fails to meet such performance  benchmarks,  HWS will reimburse us for a portion of its compensation  already  collected.  Upon termination,  we will pay HWS all payment  amounts due on the final day of  service,  plus any  pro-rated  bonuses earned by HWS.

     We are currently  dependent on our  President/General  Manager, an internal accounting  manager and an outside  accountant for the  maintenance of our books and records.  We intend to hire and train  additional  full-time  administrative staff  prior  to  commencement  of  operations  that  will  be  responsible  for compliance with the rules and regulations  promulgated  under the Securities and
Exchange Act of 1934 (the "Exchange  Act")  concerning the  maintenance of books and  records,  and the timely and  accurate  submission  of annual and  periodic reports with the SEC.

Project Capitalization

     We expect that the proceeds  from our public  offering and our  anticipated
Private Offering,  combined with the debt financing pursuant to the Facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with construction of the project.

     Prior Unit Offerings

     We were initially  capitalized by our Members who  contributed an aggregate of $75,000 for 15 Membership  Units.  From  February  2005 to November  2005, we
issued an additional  $1,210,000.  In March 2006,  we issued an  additional  150 units for an additional $750,000.  In May 2006, in exchange for guaranteeing the line of credit  agreement,  our 14 board members were each issued two additional units valued at $10,000 per unit for a total of 28 units totaling $280,000.  The foregoing  offerings were conducted  pursuant to available  exemptions under the
Securities Act of 1933, as amended (the "1933 Act") and  applicable  state laws.
We filed the  Registration  Statement  for an  initial  public  offering  of our
Membership Units with the SEC on December 15, 2005, which was declared effective on June 15, 2006. On September 28, 2006, we closed the offering and issued 4,794
Membership  Units for gross proceeds  $47,940,000,  resulting in net proceeds of
$47,536,000.

     Private Offering

     We anticipate commencing an offering of our Membership Units pursuant to an exemption  under the 1933 Act. The Units offered in the Private  Offering  would likely  have the same  rights,  powers  and  privileges  as the Units  currently outstanding.

     Facility

     Under the senior  secured  credit  Facility we entered  into with Lender in
February,  2007,  we have the  ability,  subject to the  fulfillment  of certain conditions,  to borrow up to the  lesser of  $42,500,000  or 50% of our  project costs to finance the construction and development of our ethanol plant.  Because of the expected construction costs, we anticipate borrowing the full $42,500,000 available  under the  Facility.  The  Facility  consists  of a multiple  advance
construction   loan  during  the  construction   period;   and  at  construction
completion,  conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan,  subject to certain  conditions.  As of December 31, 2007, we have drawn  $10,572,286 on the
Facility.

     We anticipate  that in connection with any agreement we reach with Delta to amend the Construction  Contract,  we will amend the Facility in order to obtain
Lender's consent for the same.

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

     TIF Note

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
A capitalized  interest fund in the amount of $881,431 including interest earned on the  account  was  reserved  from the  proceeds of the Loan to provide for 18 months of interest  payments on the Loan during the  construction of our ethanol plant,  until tax  increment  payments are received (the  "Capitalized  Interest
Fund").  In December  2007,  an interest  payment of $298,870 was made from this account for a balance of $582,561. A debt service reserve fund was also reserved from the Loan proceeds  (held by the TIF Lender and invested for our benefit) in an amount of 10% of the Loan principal  ($701,767,  including interest earned on
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

     USDA Grant

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

     Sources and Uses

     The following  table shows the sources of our liquidity in connection  with the  construction of our ethanol plant and  commencement  of its operations.  In
February 2008, our Board of Directors revised our budget to reflect increases in both the funds we have  available,  and in the  estimated  costs to complete our plant and commence  operations.  The cost  increases  are  primarily  related to
Delta-T's   costs  overruns  and  increased   working  capital  needs  discussed
previously.  The following  table assumes  $12,000,000  is raised in the Private
Offering.

      Sources of Funds                                                                      Amount
     ----------------------------------------------------------------------------------------------------------

       Equity Offering Gross Proceeds                                                       $ 47,940,000
         Private Offering Gross Proceeds                                                    $  2,035,000
       Debt Financing                                                                       $ 42,500,000
        TIF Note Financing (1)                                                              $  4,940,000
        Other (2)                                                                           $  1,208,000
        Corn Contract Income (3)                                                            $  1,000,000
       Private Placement Offering                                                           $ 12,000,000
     ----------------------------------------------------------------------------------------------------
      Total Sources of Funds (4)                                                            $111,623,000

Uses of Funds                                                                               Amount
----------------------------------------------------------------------------------------------------------

Costs of Equipment and Construction of Ethanol Plant                                        $ 83,976,548
      Land and Site Preparation                                                             $  1,686,702
         Engineering and Architectural Fees                                                 $    938,526
         Bonding and Insurance                                                              $    350,000
         Rolling Stock, Office Equipment, Water Treatment                                   $    865,200
      Transload Facility                                                                    $  4,255,600
         Contingency Reserve (5)                                                            $    414,000
       Capitalized Interest and Financing Costs                                             $  2,559,400
Start-up Expenses:  Working Capital and Inventory through first month of production         $ 12,069,312
       Cash Reserves, Management, Accounting, Legal and Other (4)                           $  4,507,712
---------------------------------------------------------------------------------------------------------
Total Uses of Funds                                                                         $111,623,000

     (1) See discussion regarding TIF Note above.
     (2) As previously  reported,  this amount includes a $15,000 aggregate loan from our  Directors,  and  $1,193,000  in  interest  received  on  investor subscriptions in our public offering through December 31, 2007.
     (3) This income,  which will be regognized in 2008, is  attributable to the sale of our  forward  grain  contracts  for corn we have  not yet  required because we are not yet operational.
     (4) Excludes  approximately $2.4 million in Nebraska sales tax payments and an equal amount of sales tax rebates.
     (5) To the extent that we do not raise $12,000,000 in the Private Offering, these amounts would be reduced first for budgeting purposes.

Market Risk

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

     Commodity Price Risk

     Once  operational,  we will be exposed to market  risk with  respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used by us to produce ethanol. Our other primary product is distillers grains, and we will also be subject to market risk with respect to the price for  distillers  grains.  In general,  rising  ethanol and  distillers grains prices should result in higher profit  margins,  and therefore  represent favorable market conditions.  Ethanol and distillers grains prices are, however, influenced by various  factors beyond

the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

     Generally speaking,  rising corn prices will result in lower profit margins
and,   accordingly,   would  represent   unfavorable  market  conditions.   Once
operational, we will generally not be able to pass along increased corn costs to our ethanol  customers.  The  availability  and price of corn is subject to wide fluctuations due to various  unpredictable factors which are beyond our control, including weather conditions,  farmer planting decisions,  governmental policies with respect to  agriculture  and local,  regional,  national and  international trade,  demand and supply.  Over the five year period  from  September  30, 2001 through  September  30, 2006,  corn prices  (based on the Chicago Board of Trade
("CBOT")  daily  futures data) ranged from a low of $1.86 per bushel in November
2005 to a high of $3.35 per bushel in April 2004,  with prices  averaging  $2.30 per bushel over that five year period.  On December 7, 2007,  the CBOT price per bushel of March 2008 corn was $4.15.  Once we are operational,  we estimate that corn costs will represent approximately 70% of our total annual cost of goods.

     We will seek to minimize the risks from  fluctuations in the prices of corn and ethanol through the use of derivative  instruments.  In practice, as markets move, we actively manage our risk and adjust hedging  strategies as appropriate.
Although we believe  our hedge  positions  will  accomplish  an  economic  hedge against  our future  purchases,  they will not be  designated  as such for hedge accounting  purposes,  which would match the gain or loss on our hedge positions to the specific  commodity  purchase being hedged.  We will be marking to market our  hedge  positions,  which  means as the  current  market  price of our hedge positions changes,  the gains and losses are immediately  recognized in our cost of goods sold.  The immediate  recognition of hedging gains and losses can cause net income to be  volatile  from  quarter  to  quarter  due to the timing of the change in the value of the derivative  instruments  relative to the cost and use of the commodity being hedged.

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

     Item 7. Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nedak Ethanol, LLC
Atkinson, Nebraska

We have  audited  the  accompanying  balance  sheet  of  Nedak  Ethanol,  LLC (a development stage company),  as of December 31, 2007 and the related  statements of operations,  changes in members' equity,  and cash flows for the years ending
December 31, 2007 and 2006, and the period from inception (December 15, 2003) to
December 21, 2007.  Nedak Ethanol,  LLC's  management is  responsible  for these financial  statements.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  financial  position of Nedak  Ethanol,  LLC as of
December  31,  2007,  and the results of its  operations  and cash flows for the years ended December 31, 2007 and 2006 and from inception (December 15, 2003) to
December 31, 2007, in conformity with accounting  principles  generally accepted in the United States of America.

                                  /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                  Certified Public Accountants

Minneapolis, Minnesota
March 31, 2008

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                                  Balance Sheet
---------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
ASSETS                                                                                                 2007
---------------------------------------------------------------------------------------------------------------------

Current Assets
     Cash and equivalents                                                                     $          604,193
     Restricted short term investment                                                                  1,073,828
     Restricted cash-TIF                                                                                 582,561
     Accrued interest receivable                                                                          19,282
     Inventory deposit--corn                                                                             978,032
     Prepaid expenses and other                                                                          178,521
                                                                                              -----------------------
          Total current assets                                                                         3,436,417

Property and Equipment
     Land                                                                                                360,850
     Office equipment                                                                                     61,833
     Vehicles                                                                                             33,430
     Construction in process                                                                          74,084,482
     Construction in process--related parties                                                             95,129
                                                                                              -----------------------
                                                                                                      74,635,724
     Less accumulated depreciation                                                                      (10,704)
                                                                                              -----------------------
          Net property and equipment                                                                  74,625,020

Other Assets
     Restricted cash--TIF                                                                                701,767
     Debt issuance costs, net of amortization                                                          1,255,477
                                                                                              -----------------------
          Total other assets                                                                           1,957,244

          Total Assets                                                                        $       80,018,681
                                                                                              =======================
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
 Current Liabilities
     Accounts payable                                                                         $          158,204
     Accounts payable--related party                                                                     128,793
     Construction payable                                                                             14,916,267
     Accrued interest and other                                                                          110,425
     Current maturities of long-term debt                                                                516,582
                                                                                              -----------------------
          Total current liabilities                                                                   15,830,271

 Notes payable - members                                                                                  15,000
 Long-term debt, net of current maturities                                                            16,919,704
 Commitments and Contingencies
 Members' Equity
     Member contributions, net of cost of raising capital
         5,229 units outstanding                                                                      49,851,449
     Deficit accumulated during development stage                                                    (2,597,743)
                                                                                              -----------------------
         Total members' equity                                                                        47,253,706
                                                                                              -----------------------
Total Liabilities and Members' Equity                                                         $       80,018,681
                                                                                              =======================

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                             Statement of Operations

----------------------------------------------------------------------------------------------------------------------
                                                    Year Ended              Year Ended            From Inception
                                                   December 31,            December 31,         (December 15, 2003)
                                                       2007                    2006            to December 31, 2007
----------------------------------------------------------------------------------------------------------------------

Revenues                                      $               ---     $               ---     $                ---

Operating Expenses
     Professional fees                                    652,161                 266,104                1,391,932
     General and administrative                           822,186               1,230,765                2,202,072
                                              --------------------    --------------------    ---------------------
       Total                                            1,474,347               1,496,869                3,594,004
                                              --------------------    --------------------    ---------------------

Operating Loss                                        (1,474,347)             (1,496,869)              (3,594,004)

Other Income (Expense)
     Grant income                                             ---                     ---                   40,500
     Interest income                                      644,648                 598,492                1,243,140
     Interest expense                                    (46,667)               (239,419)                (287,379)
                                              --------------------    --------------------    ---------------------
       Total other income, net                            597,981                 359,073                  996,261
                                              --------------------    --------------------    ---------------------

Net Loss                                      $         (876,366)     $       (1,137,796)     $        (2,597,743)
                                              ====================    ====================    =====================

Weighted Average Units
Outstanding--Basic and Diluted                               5,229                   1,629                    1,720
                                              ====================    ====================    =====================

Net Loss Per Unit--Basic and Diluted           $          (167.60)     $          (698.46)     $           1,510.32
                                              ====================    ====================    =====================

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
     Period from December 15, 2003 (Date of Inception) to December 31, 2007

                     Statement of Changes in Members' Equity

                                                                                                        Total
                                                                                                ----------------------
      Balance - December 15, 2003                                                               $              ---

           Capital Contributions - 15 units, $5,000 per unit, May 2004                                      75,000

           Net loss for the year ended December 31, 2004                                                  (18,717)

      Balance - December 31, 2004                                                                           56,283

           Capital Contributions - 88 units, $5,000 per unit, February                                     440,000
           through September 2005

           Capital contributions--154 units, $5,000 per unit, November 2005                                770,000

           Net loss for the year ended December 31, 2005                                                 (564,864)
                                                                                                ----------------------

      Balance - December 31, 2005                                                                          701,419

           Capital Contributions - 150 units, $5,000 per unit, March 2006                                  750,000

           Value of units  issued for line of credit  guarantee - 28 units,  $10,000 per unit,             280,000
           May 2006

           Capital contributions - 4,794 units, $10,000 per unit, September 2006                        47,940,000

           Cost of raising capital                                                                       (403,551)

           Net loss for the year ended December 31, 2006                                               (1,137,796)
                                                                                                ----------------------

      Balance - December 31, 2006                                                               $       48,130,072

           Net loss for the year ended December 31, 2007                                                 (876,366)
                                                                                                ----------------------

      Balance - December 31, 2007                                                               $       47,253,706
                                                                                                ======================

Notes to Financial Statements are an integral part of this Statement.

                                                         NEDAK ETHANOL, LLC
                                                   (A Development Stage Company)
                                                      Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended            Year Ended            From Inception
                                                                      December 31,          December 31,        (December 15, 2003)
                                                                          2007                  2006            to December 31, 2007
-------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net loss                                                         $     (876,366)       $   (1,137,796)         $   (2,597,743)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                             9,256                 1,448                  10,704
     Interest for line of credit guarantee                                   46,667               233,333                 279,000
     Change in assets and liabilities
       Accrued interest receivable                                           30,691              (49,973)                (19,282)
       Inventory deposit--corn                                            (978,032)                   ---               (978,032)
       Prepaid expenses and other                                         (122,415)              (39,654)               (178,521)
       Accounts payable                                                     165,623                39,315                 286,997
       Accrued interest and other                                           105,368                 3,816                 110,425
                                                                    -----------------     -------------------     -------------------
           Net cash used in operating activities                        (1,619,208)             (949,511)             (3,086,452)

Cash Flows from Investing Activities
   Deposits on land                                                             ---                   ---                 (5,000)
   Purchase of Investments                                                  (1,000)                   ---                 (1,000)
   Payments for restricted short term investments                       (1,073,828)                   ---             (1,073,828)
   Payments for purchase of land                                           (10,331)             (218,503)               (228,834)
   Proceeds from sale of land                                                   ---                16,584                  16,584
   Capital expenditures                                                    (82,427)              (12,836)                (95,263)
   Payments for construction in process                                 (5,786,013)          (13,190,514)            (58,976,527)
                                                                    -----------------     -------------------     -------------------
           Net cash used in investing activities                       (46,953,599)          (13,405,269)            (60,363,868)

Cash Flows from Financing Activities
   Proceeds from short term bank note                                           ---                   ---                  38,500
   Payments on short term bank note                                             ---                   ---                (38,500)
   Proceeds from notes payable to members                                       ---                   ---                  15,000
   Proceeds from TIF financing                                            4,939,925                   ---               4,939,925
   Proceeds from construction loan                                       10,572,286                   ---              10,572,286
   Payments for debt issuance costs                                       (730,834)             (118,031)               (900,547)
   Payments on note for land                                                    ---             (143,600)               (143,600)
   Member contributions                                                         ---            48,690,000              49,975,000
   Payments for deferred offering costs                                         ---             (363,094)               (403,551)
                                                                    -----------------     -------------------     -------------------
              Net cash provided by financing activities                  14,781,377            48,065,275              64,054,513
                                                                    -----------------     -------------------     -------------------
Net Increase (Decrease) in Cash and Equivalents                        (33,791,430)            33,710,495                 604,193
Cash and Equivalents--Beginning of Period                                34,395,623               685,128                     ---
                                                                    -----------------     -------------------     -------------------
Cash and Equivalents--End of Period                                 $       604,193       $    34,395,623         $       604,193
                                                                    =================     ===================     ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest, capitalized as construction in process   $       157,006         $          ---        $        157,006
                                                                    =================     ===================     ===================

Supplemental Disclosure of Noncash Investing and
     Financing Activities
     Deferred offering costs included in accounts payable           $           ---         $      53,682         $           ---
                                                                    =================     ===================     ===================
     Deposit applied to land purchase                               $           ---         $         ---         $         5,000
                                                                    =================     ===================     ===================
     TIF proceeds used for debt issuance costs                      $       374,740         $         ---         $       374,740
                                                                    =================     ===================     ===================
     TIF proceeds deposited into restricted cash amount             $     1,549,335         $         ---         $     1,549,335
                                                                    =================     ===================     ===================
     Restricted cash used for interest--capitalized                 $       265,007         $         ---         $       265,007
                                                                    =================     ===================     ===================
     Land acquired through the issuance of note payable             $           ---         $     143,600         $       143,600
                                                                    =================     ===================     ===================
     Deferred offering costs offset against equity                  $           ---         $     403,551         $       403,551
                                                                    =================     ===================     ===================
     Units issued for line of credit guarantee                      $           ---         $     280,000         $       280,000
                                                                    =================     ===================     ===================
     Construction costs included in accounts payable                $    14,916,267         $   1,353,655         $    14,916,267
                                                                    =================     ===================     ===================
     Amortization of financing costs capitalized as CIP             $        21,810         $         ---         $        21,810
                                                                    =================     ===================     ===================

Notes to Financial Statements are an integral part of this Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual life. As of December 31, 2007, the Company is in the development stage with its efforts being  principally  devoted to construction and  organizational activities.  The total cost of the project,  including the  construction  of the ethanol plant and start-up  expenses,  is expected to approximate  $111,600,000, including the  $5,000,000  increase  discussed in Note 8, but net of anticipated sales tax refunds and rebates. The Company expects the plant to be completed and that it will commence operations in June 2008.

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

The Company maintains its accounts primarily at three financial institutions. At times  throughout the year, the Company's  cash and  equivalents  balances which include money market funds,  may exceed amounts  insured by the Federal  Deposit
Insurance Corporation.

Restricted Cash

The Company is required to maintain  cash  balances to be held at a bank as part of their tax increment financing agreement as described in Note 7.

Derivative Instruments

The Company  accounts  for  derivative  instruments  and hedging  activities  in accordance  with  Statement of Financial  Accounting  Standards  (SFAS) No. 133,
Accounting for Derivative  Instruments and Hedging Activities,  as amended. SFAS
No. 133 requires the  recognition  of  derivatives  in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge,  specific  criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge,  depending on the nature of the hedge,  changes in the fair value of the  derivative  will be either  offset against  the  change in fair value of the hedged  assets,  liabilities,  or firm commitments through earnings or recognized in other  comprehensive  income until the hedged

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

item is  recognized  in  earnings.  Changes  in the fair  value of  undesignated derivatives  are recorded in other income and expense  since the Company has not yet commenced operations.

Additionally,  SFAS No. 133  requires a company to  evaluate  its  contracts  to
determine  whether  the  contracts  are  derivatives.   Certain  contracts  that
literally  meet the  definition  of a  derivative  may be  exempted  as  "normal purchases or normal sales". Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial  instrument or derivative  instrument  that will be delivered in  quantities  expected to be used  or sold  over a  reasonable  period  in the  normal  course  of  business.
Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from  accounting and reporting  requirements  of SFAS No.
133, and therefore, are not marked to market in our financial statements.

Cash flows associated with the derivative  instruments are presented in the same category on the statement of cash flow as the item being hedged. The Company has recorded gains on derivative  instruments of  approximately  $3,000 for the year ended  December  31, 2007.  The Company  does not have any open  positions as of
December 31, 2007.

Property and Equipment

Property  and  equipment  is stated at cost.  Depreciation  is provided  over an estimated  useful  life by use of the  straight  line  method.  Maintenance  and repairs  are  expensed as  incurred;  major  improvements  and  betterments  are capitalized.

Asset Impairment

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144,
"Accounting  for the Impairment or Disposal of Long-Lived  Assets",  the Company
tests  long-lived  assets or asset  groups  for  recoverability  when  events or changes  in  circumstances  indicate  that  their  carrying  amount  may  not be recoverable.  Circumstances  which could trigger a review  include,  but are not limited to: significant decreases in the market price of the asset;  significant adverse changes in the business climate or legal factors;  accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing  losses associated with the use of the assets; and current  expectation that the asset will more likely than not be sold or disposed  significantly  before the end of its  estimated  useful life.

Recoverability is assumed based on the carrying amount of the asset and its fair value which is generally  determined based on the sum of the  undiscounted  cash flows expected to result from the use of the eventual  disposal of the asset, as well  as  specific  appraisal  in  certain  instances.  An  impairment  loss  is recognized  when the carrying  amount is not recoverable and exceeds fair value.
No  provision  for  impairment  has been  required  since the  inception  of the
Company.

Capitalized Interest

The Company's policy is to capitalize  interest cost incurred on debt during the construction  of  major  projects  exceeding  one  year as  guided  by SFAS  34,
Capitalization  of  Interest  Costs.  During  fiscal  year  2007,  approximately
$422,000 of incurred  interest cost was  capitalized  to property and equipment.
The Company did not capitalize any interest during fiscal year 2006.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

Investments

The Company  includes in investments  certain debt  instruments  with maturities greater than three months and is classified as  "available  for sale".  The debt instruments  totaling  $1,073,828  consist of  certificates  of deposit  and are recorded  as  restricted  short  term  investments.  As noted  in Note 5,  these instruments are restricted as part of line of credit  agreements the Company has entered into.

Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the
effective   interest  method.   There  was  approximately   $21,810  and  $0  of
amortization  expenses  related to debt issuance  costs on the Company's  credit agreement for the years ended December 31, 2007 and 2006, respectively, included in capitalized interest. The Company did however amortize approximately $233,000 and $46,000 related to the membership units issued as a guarantee on the line of credit  discussed  in Note 5 for the years  ended  December  31,  2007 and 2006, respectively.

Fair Value of Financial Instruments

The  carrying  value of cash and  equivalents,  restricted  cash and  short-term investment, and accounts payable approximates fair value.

It is not currently  practicable to estimate the fair value of the notes payable and long-term debt since these agreements contain unique terms, conditions,  and restrictions, which were negotiated at arm's length, as discussed in Notes 5, 6, and 7 there were no readily determinable similar instruments on which to base an estimate of fair value.

Income Taxes

Nedak Ethanol,  LLC is treated as a partnership for federal and state income tax purposes,  and generally  does not incur income taxes.  Instead its earnings and losses are  included in the income tax  returns of its  members.  Therefore,  no provision  or liability  for federal or state income taxes has been  included in these financial statements.

Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members'  units  outstanding  during the period.  Diluted net loss per unit is computed by dividing net loss by the weighted average number of members'
units and members' unit equivalents outstanding during the period. There were no member unit equivalents  outstanding during the periods presented;  accordingly, for all periods presented, the Company's basic and diluted net loss per unit are the same.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
No. 157 ("SFAS  157"),  Fair Value  Measurements.  SFAS 157 defines  fair value, establishes a framework for measuring fair value, and expands  disclosures about fair value  measurements.  The Statement is effective  for financial  assets and liabilities  in financial  statements  issued for fiscal years  beginning  after
November 15, 2007. It is effective for  non-financial  assets and liabilities in financial  statements issued for fiscal years beginning after November 15, 2008.
The Company is  currently  evaluating  the effect that the  adoption of SFAS 157 will have, if any, on its results of operations,  financial position and related disclosures,  but does not expect it to have  material  impact on the  financial statements.

In February 2007, the FASB issued  Statement of Financial  Accounting  Standards
No. 159, ("SFAS 159"),  The Fair Value Option for Financial Assets and Financial
Liabilities,  which included an amendment to FASB 115. This  Statement  provides companies with an option to report selected  financial assets and liabilities at fair value.  This  Statement  is  effective  for fiscal  years  beginning  after
November 15, 2007 with early adoption  permitted.  The Company is in the process of evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations and financial position.

In  June  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes -- an
Interpretation of SFAS No. 109" ("FIN 48"). The Interpretation  creates a single model to address accounting for uncertainty in tax positions.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial  statement  recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation  also provides guidance on derecognition,  classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company  adopted the  provisions  of FIN 48 effective  January 1, 2007.  The adoption of this  accounting  principle  did not have an effect on the Company's financial statements at, and for the two years ended December 31, 2007.

In March  2008,  the FASB issued SFAS No.  161,  "Disclosures  about  Derivative
Instruments  and Hedging  Activities",  an amendment of FASB  Statement No. 133.
SFAS 161 applies to all derivative  instruments  and  nonderivative  instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related  hedged items  accounted for under SFAS 133. SFAS
161  requires  entities  to  provide  greater  transparency  through  additional disclosures  about  how and  why an  entity  uses  derivative  instruments,  how derivative instruments and related hedged items are accounted for under SFAS 133 and its related  interpretations,  and how  derivative  instruments  and related hedged items affect an entity's financial position,  results of operations,  and cash flows.  SFAS 161 is  effective  as of the  beginning  of an entity's  first fiscal year that begins after November 15, 2008. The Company  currently plans to adopt SFAS 161 during its 2009 fiscal year. No  determination  has yet been made regarding  the  potential  impact of this  standard on the  Company's  financial statements.

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
                           December 31, 2007 and 2006

The Company filed a Form SB-2  Registration  Statement  with the  Securities and
Exchange Commission (SEC). The equity offering was closed effective on September
28, 2006 with the issuance of the 4,794 membership  units totaling  $47,940,000.
The Company  offset  proceeds from the equity  offering  with offering  costs of approximately $404,000.

Losses are  allocated  to all users based upon their  respective  percentage  of units held.

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31, 2007:

                                                                 December 31,
                                                                     2007
                                                              -------------------
        Financial statement basis of total assets          $         80,018,681

            Organizational costs expensed for financial
               reporting purposes
                                                                      3,594,004
                                                              -------------------

        Income tax basis of total assets                   $         83,612,685
                                                              ===================

There were no differences  between the financial  statement basis and income tax basis of the Company's liabilities.

On January 1, the Company  adopted the provisions of FIN 48, which requires that the Company  recognize in its consolidated  financial  statements only those tax positions that are  "more-likely-than-not" of being sustained as of the adoption date,  based  on the  technical  merits  of the  position.  As a  result  of the implementation  of FIN 48, the Company  performed a comprehensive  review of its material tax positions in accordance with recognition and measurement  standards established by FIN 48.

The Company is subject to the following material taxing jurisdictions:  U.S. and
Nebraska.  The tax years that remain open to examination by the Internal Revenue
Service are 2003 through 2007.  The tax years that remain open to examination by the  Nebraska  Department  of Revenue are 2003  through  2007.  Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  We have no accrued  interest or  penalties  related to  uncertain  tax positions as of December 31, 2007 and 2006.

4.  CONSTRUCTION IN PROGRESS

Amounts  included in  construction  in  progress as of December  31, 2007 are as follows:

     Construction costs                    $      73,823,979
     Insurance and other costs                       260,503
                                           --------------------

                                           $      74,084,482
                                           ====================

The Company  capitalizes  construction  costs and  construction  period interest
until  the  assets  are  placed  in  service.   The   construction   payable  of
approximately  $14,916,000 includes approximately  $5,775,600 of retainage.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

5.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at
5% per annum with  principal  and interest due on April 8, 2009.  If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum  until the date of the  payment.  Accrued  interest  at
December 31, 2007 was approximately $2,700.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company may draw up to $150,000 until maturity in May 2008.  Interest is payable upon the  lender's  demand or in May 2008 at a rate of 7.12%.  The  agreement is secured by restricted short term investments  totaling $150,000.  As of December
31, 2007, there were no borrowings outstanding on the line of credit.

In August  2007,  the Company  entered into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter for the service of transporting gas. The Company may draw up to $923,828.  Interest is payable upon the lender's demand at a rate of 6.79%.  The  agreement is secured by  restricted  short term investments  of  $923,828.  As of December 31,  2007,  there were no  borrowings outstanding on the line of credit.

6.  LONG-TERM DEBT

In February 2007, the Company entered into a credit  agreement with a lender for a multiple advance construction loan. Under the credit agreement, the lender has provided a construction and term loan of $42,500,000. The Company is required to make interest  payments  during the  construction  phase at the thirty day LIBOR plus 3.4%,  which  totaled  8.06% at December 31, 2007.  Upon  completion of the plant,  the construction and term loan will convert to a permanent ten year term loan of  $32,500,000  and a $10,000,000  revolving term loan. As of December 31,
2007, the Company had approximately  $10,572,000 outstanding on the construction loan.

Term Note

The  Company is  required  to make 120 level  monthly  principal  payments  plus accrued interest beginning at the loan conversion date. The Company may elect to fix the interest rate on the loan  conversion  date or any time  thereafter  for five years equal to the yield of the five year rate with the  Federal  Home Loan
Bank of Des Moines,  Iowa plus 3.4%.  The interest  rate will then be subject to adjustment  on the fifth  anniversary  of  initially  fixing the rate.  Once the
Company has maintained an owners' equity of 65%, the margin rate will be reduced by 0.25% per annum and an  additional  0.25% when the Company has  maintained an owners'  equity of 70%. The Company is also  required to make special  principal payments of 40% of Net Available  Cash each year unless they maintain an owners'
equity ratio of 50%.

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%,  which  totaled  8.06% at  December  31,  2007.  The
Company  will  pay a  commitment  fee of  0.25%  on the  unused  portion  of the revolving  promissory  note upon  conversion  to the  revolving  term  loan.  In addition,  the Company is required to establish and fully fund a $2,400,000 Debt
Service  Reserve  Account  on or  prior to the loan  conversion  date.  Once the
Company receives the State of Nebraska sales tax rebate, the Company will make a principal

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

payment,  not subject to prepayment fees, of $2,400,000.  The commitment  amount will be  reduced  to an amount  not to exceed  $7,600,000  and the Debt  Service
Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants once the loan is converted to term debt including minimum debt service coverage, working  capital  and net worth as well as  restrictions  on  distributions  and capital expenditures.  The Company has incurred  approximately  $915,725 in loan origination costs on this credit  agreement.  The financing  agreements  contain certain prepayment fees in the first four years of the scheduled payments.

7.  TAX INCREMENT FINANCING ("TIF")

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

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

The  estimated  maturities  of the long term debt  described  in Note 6 and 7 at
December 31, 2007 are as follows:

       2008                                    $     516,582
       2009                                        1,027,742
       2010                                        1,122,488
       2011                                        1,226,232
       2012                                        1,338,513
                                         --------------------
       After 2012                                 12,204,729
                                         --------------------

       Total long-term debt                     $ 17,436,286
                                         ====================

8.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction services  fixed price contract of  approximately  $82,500,000  including  change orders,  with an unrelated  party, for the construction of the ethanol plant. In addition,  the Company will pay  approximately  $17,400,000  for variable  items which are subject to change based on the  difference  between the base June 2006 surcharge  ($0.7098) and the December 2006 surcharge ($1.3370) for 304 stainless steel as published by Brightontruedge.com.  As of December 31, 2007, the Company
has  incurred   approximately   $66,721,000  under  this  agreement,   including
approximately  $5,776,000 of retainage.  Either party may terminate the contract for cause,  as  specified in the  agreement.  In January  2008,  the Company was informed  by the  contractor  that it had  incurred  substantial  losses  on the project and in order to complete  the project in a  definitive  time frame,  the
Company  would need to absorb  $5,000,000 of the cost  overruns.  The Company is currently  negotiating with the contractor to execute amendments to the original contract  agreeing to this  increase.  The Company  intends to issue  additional equity of  approximately  $12 million to fund this cost  increase and  increased other working capital needs.

In March 2007, the Company entered into an agreement with an unrelated party for dirt work  related to the rail  track,  inspection  road and access  road for an amount not to exceed  approximately  $862,000.  In May 2007, the Company entered into an additional agreement for dirt work at the rail car load out facility for an amount not to exceed  approximately  $166,000.  Monthly  applications will be submitted for work performed in the previous  period subject to retainage in the amount  of 10%  until  substantial  completion  and then 5%  until  satisfactory completion.  The  contract  may be  terminated  by the Company  upon seven days'
written notice  subject to payment for work  completed and any applicable  costs and  retainage.  Work began on this contract in March 2007 and is expected to be complete  by April 2008.  As of  December  31,  2007,  the Company has  incurred approximately $1,140,900 for these services including retainage.

In April 2007, the Company entered into an agreement with an unrelated party for the  construction  of the rail track for an amount  not to exceed  approximately
$1,308,000. The Company will make payments as set forth in the agreement subject to retainage  in the amount of 10%.  Work will begin on the contract in May 2007 and is expected to be  completed by April 2008.  As of December  31,  2007,  the
Company has incurred approximately $776,690 for these services.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

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
As of December 31, 2007 the Company has incurred approximately $426,000.

In May 2007, the Company  entered into an agreement with an unrelated  party for the  construction  of a load out facility in O'Neill,  Nebraska for a fee not to exceed approximately $92,700. The Company will make payments as set forth in the agreement  subject to retainage  in the amount of 10%.  Work will start when the
Company  notifies  the  contractor.  As of December  31,  2007,  the Company has incurred  approximately $92,700 for these services which includes  approximately
$11,600 of retainage.

In June 2007, the Company  entered into an agreement with an unrelated party for the  construction  of a load out facility in O'Neill for a fee of  approximately
$670,000,  subject to agreed upon additions or deductions. The Company will make payments as set forth in the  agreement  subject to  retainage  in the amount of
10%.  Work began on the  contract in July 2007.  As of December  31,  2007,  the
Company  has   incurred   approximately   $490,500  for  these   services   with
approximately  $50,700  which is  included  in  construction  payable  including retainage.

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
As of December 31, 2007,  the Company has  incurred  approximately  $564,400 for these services.

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

In May 2006,  the Company  entered into an  agreement,  secured by the Company's line of credit as  disclosed in Note 5, with a natural gas  transporter  for the transportation  of natural gas. The Company will pay the maximum  transportation rate unless otherwise agreed to in writing for the maximum daily  transportation quantity of 2450 Dth per day. The  agreement is for a ten year period  beginning
June 2007 and may be  extended  for  another  primary  term if agreed to by both parties.

In  September  2007,  the  Company  entered  into an  agreement,  secured by the
Company's line of credit as disclosed in Note 5, with a natural gas  transporter to expand the pipeline capacity. The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily  transportation quantity of 1,000 Dth

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2007 and 2006

per day. The agreement is for a ten year period  beginning  June 2007 and may be extended for another primary term if agreed to by both parties.

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

Marketing agreement

In  November  2006,  the Company  entered  into a  marketing  agreement  with an unrelated  party for the sale of all of the  ethanol  the Company is expected to produce.  The Company  agrees to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided. In addition,  the Company agrees to pay the buyer  lease fees on 125 cars for $675 per car per month.  The agreement  commences on the first day of ethanol  production  and shall continue for two years. The agreement will automatically renew for an additional one year unless the Company gives four months' written notice.

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

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company  will pay a base price per bushel  subject  to  discounts,  based on the posted  cash price from the  Chicago  Board of Trade less the  providers  posted basis.  The  Company  will  pay a  service  fee of  $0.04  per  bushel  of grain delivered.  The  initial  term of the  agreement  shall  be from  the  date  the agreement  was  signed  until  the end of the  third  year  following  the first delivery of grain to the plant.  The agreement will  automatically  renew for an additional two year period  thereafter  unless terminated by either party with a six months written notice. In the ordinary course of business,  the Company will enter into forward purchase contracts for its commodity purchases.  The Company, through  this party,  has entered into  forward  purchase  contracts to purchase approximately one million bushels of corn at an average cost of $3.37 per bushel for delivery  between March 2008 and January 2010. As of December 31, 2007,  the
Company has paid approximately  $978,000 as a deposit for the future delivery of corn.

9.  RELATED PARTY TRANSACTIONS

The Company paid a construction firm, which is owned by a member of the Company, approximately  $909,000 for site preparation work and road  improvements  during the years ended December 31, 2007 and 2006.

Item 8. Change In and Disagreements With Accountants on Accounting and Financial
        Disclosure.

     None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As of the end of the  period  covered by this  report,  an  evaluation  was performed  under the  supervision  and with the  participation  of the Company's management,  including the Chief Executive Officer and Chief Financial  Officer,
of the  effectiveness  of the design and operation of the Company's  "disclosure controls and  procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange  Act.  Disclosure  controls  are controls  and  procedures  designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to reasonably  assure that such  information  is  accumulated  and communicated to management,  including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

     Based upon that evaluation,  the Company's management,  including the Chief
Executive Officer and Chief Financial Officer,  concluded that, as of the end of
December  31, 2007,  the  Company's  disclosure  controls  and  procedures  were effective.

Changes in Internal Control over Financial Reporting

     There has been no change in our internal  control over financial  reporting
(as  defined in Rule  13a-15(f)  under the  Exchange  Act) that  occurred in the fiscal  year  ended  December  31,  2007  that has  materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Management Report on Internal Control over Financial Reporting

     Our management is responsible for  establishing  and  maintaining  adequate internal control over financial  reporting.  Our internal control over financial reporting  is a process  designed by, or under the  supervision  of, our CEO and
CFO, and effected by our Board of Directors,  management and other  personnel to provide reasonable  assurance  regarding the reliability of financial  reporting and the  preparation  of  financial  statements  in  accordance  with  generally accepted accounting procedures and includes policies and procedures that:

     (i)  pertain  to the  maintenance  of  records  that in  reasonable  detail accurately and fairly reflect the Company's financial transactions,
     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our revenues and expenditures are being made only in accordance with authorizations of our management and directors, and
     (iii) provide  reasonable  assurance  regarding  the  prevention  or timely detection  of  unauthorized  acquisition,  use or  disposition  of our assets that could have a material effect on our financial statements.

     Because  of its  inherent  limitations,  internal  control  over  financial reporting  may not prevent or detect  misstatements.  Also,  projections  of any evaluation  of  effectiveness  to future  periods  are  subject to the risk that controls may become  inadequate  because of changes in  conditions,  or that the degree of compliance with policies or procedures may deteriorate.

     Management  assessed our internal  control over  financial  reporting as of
December 31, 2007, the end of our fiscal year.  Management  based its assessment on criteria established in Internal  Control-Integrated  Framework issued by the
Committee of Sponsoring  Organizations  of the Treadway  Commission,  or "COSO".
Management's

assessment  included an  evaluation of such elements as the design and operating effectiveness  of  key  financial  reporting  controls,  process  documentation, accounting policies and our overall control environment.

     Based  on this  assessment,  management  concluded  that  NEDAK's  internal control over  financial  reporting was  effective as of December 31, 2007.  This annual report does not include an attestation report of the Company's registered public  accounting  firm regarding  internal  control over financial  reporting.
Management's  report was not subject to attestation by the Company's  registered public  accounting  firm pursuant to temporary  rules of the SEC that permit the
Company to provide only management's report in this annual report.

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

                            Positions     Term of Office
      Name and Age        with Company         (1)                             Business Experience
------------------------- -------------- ----------------- ------------------------------------------------------------

Jeff Lieswald, 47           Director      Since 2005(4)    Mr.  Lieswald  has  worked  as an  electrician  for  Agland
                                                           Electric Motor for 22 years.

Todd Shane, 45              Director      Since 2005(2)    Mr.  Shane has worked as a farmer and rancher with HBK Land
                                                           & Cattle Co. since 1985.

Kirk Shane, 50              Director      Since 2005(2)    Mr.  Shane is an owner  and  operator  of a farm and  ranch which he has run for 31 years.

Gerald Winings, 66          Director      Since 2005(2)    Mr.  Winings,  retired,  had been the  Manager of  Atkinson
                                                           Fertilizer,    Inc.,   a   blender   and   distributor   of
                                                           agricultural fertilizers, from 1997 to 2007.

Everett Vogel, 54           Director,     Director since   Mr.  Vogel has been the  President  and  Director of Stuart
                           Chairman of    2005, Chairman   Fertilizer  and Grain,  Inc., a blender and  distributor of
                           the Board,        and Vice      agricultural fertilizers, since 1985.
                              Vice       President since
                            President        2006(3)

Paul Seger, 69              Director      Since 2005(2)    Mr.  Seger has been the owner of Seger  Farms  since  1967, and the President of Seger Grain and Trucking,  Inc.  since
                                                           1974.

Kenneth Osborne, 65         Director      Since 2005(4)    Mr.  Osborne has been the President and Director of Osborne
                                                           Construction, Inc. since 1966.

Robin Olson, 46             Director      Since 2005(3)    Mr.  Olson  has been the Vice  President  and  Director  of
                                                           Olson  Industries,  Inc., a  manufacturer  of airport light bases,  irrigation  systems,  commercial  trash  canisters, electric utility poles and other galvanized  products,  for
                                                           24 years.

Clayton Goeke, 73           Director      Since 2005(3)    Mr. Goeke is a farmer and rancher.

Jerome Fagerland, 58        Director,     Director since   Mr.  Fagerland  served as President  of Great  Western Bank
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

Steve Dennis, 47            Director      Since 2005(4)    Mr.  Dennis has been the owner and manager of O'Neill Grain
                                                           Co., a grain elevator operator, for 18 years.

Paul Corkle, 56             Director      Since 2005(2)    Mr.  Corkle is a farmer and  rancher and has been the owner of Corkle Insurance Agency since 1979.

Timothy Borer, 43           Director,     Director since   Mr.  Borer  is  a  self  employed  farmer.   He  previously
                            Secretary    2005, Secretary   managed the Galyen Land and Cattle Company for 24 years.
                          and Treasurer   and Treasurer
                                          since 2003(4)

Richard Bilstein, 61        Director,     Director since   Mr.  Bilstein  has been the farm manager of Seger Farms for
                              Vice          2005, Vice     37 years.
                           Chairman of    Chairman since
                            the Board        2006(4)

(1)  Because the Company was a member-managed limited liability company prior to
     December 14,  2005,  the  Directors'  term of office as such refers back to that date.
(2)  Indicates the Director's term expires at the 2010 Annual Members' Meeting.
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
At the present  time, in the event we amend our Code of Ethics or grant a waiver from its terms, we plan on disclosing the same through filings with the SEC, and not on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section  16(a) of the Exchange  Act,  officers and directors of the  Company  and  persons  beneficially  owning  10% or more  of the  Company's
Membership Units (collectively,  "reporting persons") must file reports on Forms
3,  4 and 5  regarding  changes  in  their  holdings  of  the  Company's  equity securities  with the SEC.  Based solely upon a review of copies of these reports sent  to the  Secretary  of the  Company  and/or  written  representations  from reporting persons that no Form 5 was required to be filed with respect to Fiscal
Year 2007, the Company  believes that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

Item 10. Executive Compensation.

Executive Officer

     As of March 31, 2008,  the Company had five paid employees and does not pay, and has not paid its last three fiscal  years,  any  compensation  to any of its officers  for their  service as  officers.  The Company  does not provide any of bonus, stock options,  stock appreciation  rights,  non-equity  incentive plans, non-qualified  deferred  compensation  or  pension  benefits  to  its  officers.
Further,  the Company has no agreements  with any officer,  for their service as such,  pertaining to change in control payments.  The Company does reimburse its officers for their expenses incurred relating to their service provided to us.

     We entered into an Employment  Agreement  with Jerome  Fagerland on October
30, 2007,  under which Mr.  Fagerland  will continue to serve the Company in the position of President and General Manager (the "Employment Agreement"). The term of the  Employment  Agreement is four years,  may be extended for two additional two-year  periods upon the parties'  consent,  and may be terminated in a manner which  is  customary  in such  agreements.  We have  agreed  to  compensate  Mr.
Fagerland as follows under the Employment Agreement: (i) a base annual salary of
$130,000, with 5% annual increases, (ii) any fringe benefit programs the Company may have in effect from time to time, (iii) customary  vacation,  (iv) a vehicle allowance of $750 per month,  and (v) annual  bonuses,  payable as determined by the Corporate Governance / Compensation  Committee of the Board of
Directors  at the end of the  calendar  year,  which equal 1% of our net profits
(determined  according to GAAP) on a quarterly  basis, not to exceed 75% of base salary.

     The table below  summarizes  the amounts  paid to Mr.  Fagerland  under the
Employment  Agreement  in fiscal  years 2006 and 2007 and  includes all forms of compensation payable.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                              ---------------------------------------------------------------
 Name and Principal Position     Year    Salary      All Other Compensation     Total
---------------------------------------------------------------------------------------------

Jerome Fagerland,                2006   $ 95,000           $7,014 (1)         $102,014
General Manager                  2007   $131,000           $29,171(2)         $160,171

(1) The amount disclosed in the table under All Other Compensation  includes all amounts the Company reimbursed Mr. Fagerland for respecting equivalent insurance costs under the terms of the Management Agreement in fiscal year 2006.
(2) The amount disclosed in the table under All Other Compensation includes: (i)
$12,833 the Company reimbursed Mr. Fagerland for respecting equivalent insurance costs, (ii) $12,000 for a vehicle allowance, (iii) and $4,338 contributed to Mr.
Fagerland's  401(k)  plan,  all under the terms of the  Management  Agreement in fiscal year 2007.

Board of Directors

     Under authority provided in the Company's  Operating  Agreement,  in fiscal year 2007,  the Corporate  Governance /  Compensation  Committee of the Board of
Directors  recommended,  and the  Board  adopted,  a policy  to  compensate  the
Directors for their  services as such (the  "Policy") in the following  amounts:
(i) $1,000.00 per month retainer, (ii) $500.00 per Board meeting attended, (iii)
$250.00 per Committee meeting attended, and (iv) reimbursement of mileage at the current rate  established by the IRS. The amounts  provided in (i) through (iii)
began to accrue on August 1,  2007,  but no amounts  will be  payable  until our ethanol plant is  operational  and sales of ethanol  commence.  No payments have been made to any Director  pursuant to the Policy as of December  31, 2007,  and the  Company  has no other  plan to  compensate  Directors  in any  manner.  Mr.
Fagerland  has  agreed to not  accept any  compensation  under the  Policy  with respect to Committee  meetings.  The table below summarizes amounts  earned--but not yet paid--by our Directors in fiscal year 2007 under the Policy.

                               DIRECTOR COMPENSATION

                                     Fees Earned or
                Name               Paid in Cash ($) (1)      Total ($)(1)
     ---------------------------- ----------------------- -------------------

            Jeff Lieswald                $10,000               $10,000
             Todd Shane                  $10,250               $10,250
             Kirk Shane                   $7,750                $7,750
           Gerald Winings                 $7,000                $7,000
            Everett Vogel                 $9,250                $9,250
             Paul Seger                   $9,000                $9,000
           Kenneth Osborne                $9,000                $9,000
             Robin Olson                 $10,000               $10,000
            Clayton Goeke                 $7,500                $7,500
          Jerome Fagerland                $7,500                $7,500
            Steve Dennis                  $9,500                $9,500
             Paul Corkle                  $9,250                $9,250
            Timothy Borer                $10,250               $10,250
          Richard Bilstein               $12,500               $12,500

     (1) As  discussed  above,  all of these  amounts have been earned under the
Policy, but are not payable until construction of the ethanol plant is completed and we commence sales of ethanol.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Member Matters.

     The Company has not  authorized  the issuance of any equity  securities for purposes of any equity compensation plan. The following table sets forth certain information  as of March 30, 2008,  with respect to the Unit  ownership  of: (i)
each  Director  of the  Company,  and (ii) all  Officers  and  Directors  of the
Company,  14 in number,  as a group. We are not aware of any person or group (as that term is used in Section  13(d)(3) of the Exchange Act) who beneficially own more than 5% of our Units.  Messrs. Borer and Fagerland serve in the capacity of executive officers. Except as noted below, the persons listed below possess sole voting and investment power over their respective Units.

                                       Amount and Nature of
       Name of Beneficial Owner      Beneficial Ownership (1)       Percent of Class (2)
-----------------------------------------------------------------------------------------------

              Todd Shane                    19 Units                       0.36%
            Gerald Winings                13 Units (2)                     0.25%
             Paul Corkle                  51 Units (2)                     0.96%
              Kirk Shane                  19 Units (2)                     0.36%
              Paul Seger                  40 Units (3)                     0.76%
            Clayton Goeke                 33 Units (2)                     0.63%
             Robin Olson                    23 Units                       0.44%
            Everett Vogel                   24 Units                       0.46%
            Timothy Borer                    9 Units                       0.17%
            Jeff Lieswald                   19 Units                       0.36%
           Kenneth Osborne                31 Units (4)                     0.59%
           Richard Bilstein               15 Units (2)                     0.29%
           Jerome Fagerland                 19 Units                       0.36%
             Steve Dennis                   89 Units                       1.70%

-----------------------------------------------------------------------------------------------
 All Officers and Directors as a Group     404 Units                       7.73%
             (14 persons)

(1)  Beneficial  ownership is determined in accordance  with SEC rules and means having  or  sharing  voting  and  investment  power  with  respect  to  the securities.
(2)  Investment  and voting power is shared with respect to these Units  through joint ownership with the Director's spouse.
(3)  Four of the Units  beneficially owned by Mr. Seger are held by a company in which he serves as an executive officer.
(4)  Investment  and  voting  power is shared  with  respect  to these  Units as ownership is held in the name of the Director's  family trust, of which the
     Director and his wife are co-trustees

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

Director  guaranteed  $10,715 of a letter of credit issued by Great Western Bank in favor of KMIGT in order to reserve pipeline space for our anticipated natural gas requirements under the Firm Transportation Agreement. Each Director received two  Units as  consideration  for the  guarantee.  The  value  of each  Unit was determined  in  accordance  with our most recent  offering  price at the time of
$10,000 per Unit.  As  previously  reported,  on May 30,  2007,  we replaced the
Directors' personal guarantees with a $150,000 certificate of deposit with First
Dakota National Bank.

     On  January  15,  2007,  we  entered  into an Option to Lease  Real  Estate
Agreement  ("Option")  with Dennis Grain,  Inc.  ("Owner"),  of which one of our
Directors, Steve Dennis, is the owner. This Option was procured as a backup site to satisfy Lender concerns with outstanding  issues at the transload facility at the time we closed the Facility.  Under the Option, we had the right, within one year, to enter into a 20 year Ground Lease with Owner with respect to a strip of land.  The price of the  option  was $200,  and the  annual  rent under a Ground
Lease,  if exercised by us,  would have been  $3,000.  We did not exercise  this option and it has since lapsed.

     Kenneth  Osborne,  a  Director  of the  Company,  is  President  of Osborne
Construction,  Inc. ("OCI"). Mr. Osborne's son, Roland Osborne, is a shareholder in OCI and operates his own entity,  Osborne  Construction  ("OC").  OC provided site preparation work in 2006 for the Company's  ethanol plant project at a cost of approximately  $910,000. This contract was approved by the Board of Directors
with  Mr.  Osborne  abstaining  from  the  vote.  In  addition,   we  have  paid
approximately  $39,000  to OCI for road  improvements  to our plant  site.  This contract was also approved by the Board of Directors with Mr. Osborne abstaining from the vote. Jeff Lieswald,  a Director,  owns Agland Electric,  which we have paid $19,098 for  electrical  work  performed at our plant through  December 31,
2007.  Robin Olson,  a Director,  is a director  and owner of Olson  Industries,
Inc., which we have paid $9,573 for a pallet rack.

     The  information  provided  above under "Item 10.  Executive  Compensation"
regarding the Employment  Agreement and the Policy is  incorporated by reference into this Item 11.

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

Item 13. Exhibits.

The exhibit  numbers  preceded by an asterisk (*) indicate  exhibits  physically filed with this Form  10-KSB for fiscal  year 2007.  All other  exhibit  numbers indicate  exhibits filed by incorporation by reference.  Exhibit number 10(ii).1 is a management contract.

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
4(i).1     Second Amended and Restated  Operating  Agreement dated July 18, 2007
           (incorporated by reference to Exhibit 4.1 of Report on Form 8-K filed
           February 26, 2008)
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
4(ii).6    Purchase  Letter dated June 19, 2007 from NEDAK  Ethanol,  LLC to the
           City of Atkinson, Nebraska (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed June 25, 2007)
4(ii).7    Loan  Agreement  dated June 19, 2007 between NEDAK  Ethanol,  LLC and
           Arbor Bank  (incorporated  by  reference to Exhibit 10.3 of Report on
           Form 8-K filed June 25, 2007)
4(ii).8    Security Agreement dated June 19, 2007 made by NEDAK Ethanol,  LLC in favor of Arbor Bank  (incorporated  by  reference  to Exhibit 10.4 of
           Report on Form 8-K filed June 25, 2007)
4(ii).9    Promissory  Note dated June 19,  2007 made by NEDAK  Ethanol,  LLC in favor of Arbor Bank  (incorporated  by  reference  to Exhibit 10.5 of
           Report on Form 8-K filed June 25, 2007)
4(ii).10   Redevelopment Contract dated June 19, 2007 between NEDAK Ethanol, LLC and the City of  Atkinson,  Nebraska  (incorporated  by  reference to
           Exhibit 10.6 of Report on Form 8-K filed June 25, 2007)
10(i).1    Precedent  Agreement  dated September 27, 2007 between NEDAK Ethanol,
           LLC and Kinder Morgan  Interstate Gas Transmission LLC  (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed  November 2,
           2007)
10(i).2    Plant  Operating  Agreement  dated July 11, 2007 and amended July 16,
           2007,  between NEDAK  Ethanol,  LLC and HWS Energy  Partners,  L.L.C.
           (incorporated  by  reference  to  Exhibit  10.1 of Report on Form 8-K filed July 16,  2007).  Portions of the  Agreement  have been omitted pursuant to a request for confidential treatment.

10(i).3    Base Agreement dated February 7, 2006 between NEDAK Ethanol,  LLC and
           Cornerstone Energy,  Inc.  (incorporated by reference to Exhibit 10.5 of  Pre-Effective  Amendment No. 3 to the  Registrant's  Registration
           Statement on Form SB-2, filed June 5, 2006)
10(i).4    Firm  Transportation  Service Agreement dated May 8, 2006 with Kinder
           Morgan  Interstate Gas Transmission LLC (incorporated by reference to
           Exhibit 10.2 of Report on Form 8-K filed February 20, 2007)
10(i).5    Ethanol Marketing  Agreement dated November 15, 2006 with Eco-Energy,
           Inc. (incorporated by reference to Exhibit 10.3 of Report on Form 8-K filed February 20, 2007)
10(i).6    Grain  Procurement Agreement dated December 14, 2006 with J.E. Meuret
           Grain Co., Inc. (incorporated  by reference to Exhibit 10.4 of Report on Form 8-K filed February 20, 2007)
10(i).7    Marketing  Agreement  dated  January 22, 2007 with  Distillers  Grain
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
10(i).9    Negotiated Rate Agreement for  Distribution  Transportation  Services
           dated June 5, 2006 between NEDAK Ethanol,  LLC and Kinder Morgan Inc.
           (incorporated  by  reference  to Exhibit  10(i).12  of Report on Form
           10-KSB filed on April 2, 2007)
10(i).10   Option to Lease Real  Estate  Agreement  dated  January 15, 2007 with
           Dennis Grain, Inc.  (incorporated by reference to Exhibit 10(i).13 of
           Report on Form 10-KSB filed on April 2, 2007)
10(i).11   Transportation Service Agreement on Transporter's Distribution System
           dated June 15, 2006 between NEDAK Ethanol, LLC and Kinder Morgan Inc.
           (incorporated  by  reference  to Exhibit  10(i).14  of Report on Form
           10-KSB filed on April 2, 2007)
10(i).12   Industry Track  Agreement  dated July 24, 2007 between NEDAK Ethanol,
           LLC and the Nebraska  Northeastern  Railway Company  (incorporated by reference to Exhibit 10.2 on Form 8-K filed July 25, 2007)
10(i).13   NEDAK  Track  Lease  Agreement  dated  June 19,  2007  between  NEDAK
           Ethanol, LLC and the Nebraska Game and Parks Commission (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 25, 2007)
10(i).14   Amendment  dated  March  5,  2008  between  NEDAK  Ethanol,  LLC  and
           SourceGas  Distribution,  LLC  (incorporated  by reference to Exhibit
           10.1 of Report on Form 8-K filed March 13, 2008)
10(ii).1   Employment  Agreement  dated October 30, 2007 between NEDAK  Ethanol,
           LLC and Jerome  Fagerland  (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed November 2, 2007)
11.        Omitted - Inapplicable
13.        Omitted - Inapplicable
14.        Code of Ethics
16.        Omitted - Inapplicable
18.        Omitted - Inapplicable
20.        Omitted - Inapplicable
21.        Omitted - Inapplicable
22.        Omitted - Inapplicable
23.        Omitted - Inapplicable
24.        Omitted - Inapplicable
31.1       Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2       Rule  15d-14(a)   Certification   (pursuant  to Section  302  of  the
           Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1       Rule  15d-14(b)  Certifications  (pursuant  to  Section  906  of  the
           Sarbanes-Oxley Ac of 2002) executed by the Chief Executive Officer.
32.2       Rule  15d-14(b)   Certifications  (pursuant  to Section  906  of  the
           Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.

Item 14. Principal Accountant Fees and Services.

     The aggregate fees billed by the principal  independent  registered  public accountants  (Boulay,  Heutmaker,  Zibell & Co. P.L.L.P.) to the Company for the
fiscal year ended  December 31, 2007 and the fiscal year ended December 31, 2006 are as follows:

                 Category                     Year                    Fees
         -------------------------     -------------------      -----------------
         Audit Fees (1)                       2007                     $84,500
                                              2006                     $84,800
         Audit-Related Fees                   2007                     $0
                                              2006                     $0
         Tax Fees                             2007                     $0
                                              2006                     $0
         All Other Fees                       2007                     $0
                                              2006                     $0

     (1) The audit  fees were  incurred  for the audit of the  Company's  annual financial  statements  included within this Form 10-KSB, the reviews of the financial  statements  included in the Company's  quarterly reports on Form
     10-QSB,  as well  as  services  in  connection  with  other  statutory  and regulatory  filings or engagements  for the fiscal years ended December 31,
     2007 and 2006.

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

                                      NEDAK ETHANOL, LLC

                                      By:  /s/ Jerome Fagerland
                                          ----------------------------------------
                                      (Principal executive officer)

                                      Date: March 31, 2008

                                      By:  /s/ Timothy Borer
                                          ----------------------------------------
                                      (Principal financial and accounting officer)

                                      Date: March 31, 2008

     In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

                Name                           Date                         Name                         Date
----------------------------------------------------------------------------------------------------------------------

        /s/ Jeff Lieswald                                           /s/ Todd Shane
        ____________________              March 31, 2008            ____________________            March 31, 2008
       Jeff Lieswald, Director                                      Todd Shane, Director

        /s/ Kirk Shane                                              /s/ Gerald Winings
        ____________________              March 31, 2008            ____________________            March 31, 2008
        Kirk Shane, Director                                      Gerald Winings, Director

        /s/ Everett Vogel                                           /s/ Richard Bilstein
        ____________________              March 31, 2008            ____________________            March 31, 2008
Everett Vogel, Director, Chairman of                          Richard Bilstein, Director, Vice
      the Board, Vice President                                     Chairman of the Board

        /s/ Kenneth Osborne                                         /s/ Robin Olson
        ____________________              March 31, 2008            ____________________            March 31, 2008
      Kenneth Osborne, Director                                     Robin Olson, Director

        /s/ Clayton Goeke
        ____________________              March 31, 2008            ____________________
       Clayton Goeke, Director                                      Steve Dennis, Director

        /s/ Paul Corkle                                             /s/ Paul Seger
        ____________________              March 31, 2008            ____________________            March 31, 2008
        Paul Corkle, Director                                       Paul Seger, Director

        /s/ Jerome Fagerland                                        /s/ Timothy Borer
        ____________________              March 31, 2008            ____________________            March 31, 2008
     Jerome Fagerland, Director                                    Timothy Borer, Director

