Form 10-Q
period 2008-03-31
NEDAK ETHANOL, LLC
filed 2008-05-15
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                   (Mark one)
 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number 000-52597

                               NEDAK ETHANOL, LLC

             (Exact name of registrant as specified in its charter)

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

                                 (402) 925-5570
                         (Registrant's telephone number,
                              including area code)

       ------------------------------------------------------------------
 (Former name, former address and former fiscal year, of changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company. See the definitions of "large accelerated  filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No |X|

As of May 1,  2008,  the  issuer  had  5,229  Membership  Units  issued  and outstanding.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number          Item Matter                                                                   Page Number

Item 1.              Financial Statements.                                                              1

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of         14
                     Operations.

Item 4T.             Controls and Procedures.                                                           21

                           PART II--OTHER INFORMATION

Item 1.              Legal Proceedings.                                                                 21

Item 1A.             Risk Factors.                                                                      21

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.                       21

Item 3.              Defaults Upon Senior Securities.                                                   21

Item 4.              Submission of Matters to a Vote of Security Holders                                21

Item 5.              Other Information.                                                                 22

Item 6.              Exhibits.                                                                          22

Signatures

                          PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.
                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                             Condensed Balance Sheet
-------------------------------------------------------------------------------- ---------------- ------------------
ASSETS                                                                              March 31,       December 31,
                                                                                      2008              2007
-------------------------------------------------------------------------------- ---------------- ------------------
                                                                                      (Unaudited)      (Audited)
Current Assets
   Cash and equivalents                                                          $       127,792  $         604,193
   Restricted short term investment
                                                                                       1,073,828          1,073,828
   Restricted cash - TIF
                                                                                         586,806            582,561
   Accrued interest receivable
                                                                                          32,207             19,282
   Inventory deposit - corn
                                                                                         978,032            978,032
   Other receivable
                                                                                         493,500                  -
   Prepaid expenses and other                                                            289,169            178,521
                                                                                 -----------------------------------
          Total current assets                                                         3,581,334          3,436,417

Property and Equipment
   Land                                                                                  360,850            360,850

   Office equipment
                                                                                          64,034             61,833
   Vehicles
                                                                                          33,430             33,430
   Construction in process                                                            83,244,079         74,084,482
   Construction in process - related parties                                              95,826             95,129
                                                                                 -----------------------------------
                                                                                      83,798,219         74,635,724
   Less accumulated depreciation                                                         (27,096)          (10,704)
                                                                                 -----------------------------------
        Net property and equipment                                                    83,771,123         74,625,020

Other Assets
   Deferred offering costs                                                                21,045                  -
   Restricted cash - TIF
                                                                                         706,879            701,767
   Debt issuance costs, net of amortization                                            1,300,312          1,255,477
                                                                                 -----------------------------------                                                                                 -- ------------- -- ---------------
        Total other assets                                                             2,028,236          1,957,244
                                                                                 -----------------------------------
          Total Assets                                                           $    89,380,693  $      80,018,681
                                                                                 ===================================

--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
 Current Liabilities
   Accounts payable                                                              $       431,721  $         158,204
   Accounts payable - related party                                                      199,447            128,793
   Construction payable                                                               23,500,190         14,916,267
   Accrued interest and other                                                            235,082            110,425
   Current maturities of long-term debt                                                  369,684            516,582
                                                                                 -----------------------------------
        Total current liabilities                                                     24,736,124         15,830,271
 Notes payable - members                                                                  15,000             15,000
 Long-term debt, net of current maturities                                            17,345,041         16,919,704
 Commitments and Contingencies
 Members' Equity
   Member contributions, net of cost of raising capital, 5,229 units
   outstanding                                                                        49,851,449         49,851,449
   Deficit accumulated during development stage                                      (2,566,921)        (2,597,743)
                                                                                 -----------------------------------
        Total members' equity                                                         47,284,528         47,253,706
                                                                                 -----------------------------------
Total Liabilities and Members' Equity                                            $    89,380,693  $      80,018,681
                                                                                 ===================================
Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                        Condensed Statement of Operations
------------------------------------------------------ -------------------- -------------------- ----------------------
                                                          Quarter Ended        Quarter Ended        From Inception
                                                            March 31,            March 31,        (December 15, 2003)
                                                              2008                 2007            to March 31, 2008
------------------------------------------------------ -------------------- -------------------- ----------------------
                                                           (Unaudited)          (Unaudited)           (Unaudited)

Revenues                                               $              -     $              -     $               -

Operating Expenses
     Professional fees                                          330,326             209,318              1,722,258

     General and administrative                                 294,711             131,161              2,496,783
                                                       -------------------- -------------------  ----------------------
       Total                                                    625,037             340,479              4,219,041
                                                       -------------------- -------------------  ----------------------
Operating Loss                                                (625,037)            (340,479)            (4,219,041)

Other Income (Expense)

     Grant income
                                                                      -                    -                 40,500
     Interest income
                                                                 23,354              311,753              1,266,494
     Interest expense
                                                                      -             (46,927)              (287,379)
     Other income
                                                                632,505                    -                632,505
                                                       -------------------- -------------------  ----------------------
       Total other income, net                                  655,859              264,826              1,652,120
                                                       -------------------- -------------------  ----------------------
Net Income (Loss)                                      $         30,822     $       (75,653)     $      (2,566,921)
                                                       ==================== ==================   ======================
Weighted Average Units                                            5,229                5,229                  1,923
Outstanding--Basic and Diluted

Net Income (Loss) Per Unit--Basic and Diluted          $           5.89     $        (14.47)     $       (1,334.85)
                                                        =================== ===================  ======================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                                                        NEDAK ETHANOL, LLC
                                                  (A Development Stage Company)
                                                Condensed Statements of Cash Flows

---------------------------------------------------------------- -------------------- ----------------------- ---------------------
                                                                    Quarter Ended         Quarter Ended          From Inception
                                                                      March 31,             March 31,         (December 15, 2003)
                                                                        2008                   2007                    to
                                                                                                                 March 31, 2008
---------------------------------------------------------------- -------------------- ----------------------- ---------------------
                                                                     (Unaudited)             (Unaudited)            (Unaudited)
Cash Flows from Operating Activities
   Net income (loss)                                              $         30,822     $           (75,653)       $     (2,566,921)
   Adjustments to reconcile net income (loss)
   to net cash used in operations:
     Depreciation
                                                                            16,392                     611                  27,096
     Interest for line of credit guarantee
                                                                                 -                  46,667                 279,000
     Interest earned on restricted cash
                                                                           (9,357)                       -                 (9,357)
     Change in assets and liabilities
       Accrued interest receivable
                                                                          (12,925)                (57,666)                (32,207)
       Inventory deposit - corn
                                                                                 -               (978,032)               (978,032)
       Other receivables
                                                                         (493,500)                       -               (493,500)
       Prepaid expenses and other
                                                                         (110,648)                  20,150               (289,169)
       Accounts payable
                                                                           256,449                  51,214                 543,446
       Accrued interest and other
                                                                           124,657                   4,912                 235,082
                                                                 ------------------       -----------------     -------------------
          Net cash used in operating activities
                                                                         (198,110)               (987,797)             (3,284,562)
Cash Flows from Investing Activities
   Deposits on land                                                             -                     -
                                                                                                                           (5,000)
   Purchase of investment                                                       -                     -
                                                                                                                           (1,000)
   Payments for restricted short-term investments                               -                     -
                                                                                                                       (1,073,828)
   Payments for purchase of land                                                -
                                                                                                  (10,331)               (228,834)
   Proceeds from sale of land                                                   -
                                                                                                         -                  16,584
   Capital expenditures
                                                                           (2,201)                 (3,614)                (97,464)
   Payments for construction in process
                                                                         (276,090)               (342,695)            (59,252,617)
                                                                 ------------------       -----------------     -------------------
          Net cash used in investing activities
                                                                         (278,291)               (356,640)            (60,642,159)
Cash Flows from Financing Activities
   Debt issuance costs                                                          -                (651,750)               (900,547)
   Proceeds from short term bank note                                           -                     -
                                                                                                                            38,500
   Payments on short term bank note                                             -                     -
                                                                                                                          (38,500)
   Proceeds from notes payable to members                                       -                     -
                                                                                                                            15,000
   Proceeds from TIF financing                                                  -                     -
                                                                                                                         4,939,925
   Proceeds from construction loan                                              -                     -
                                                                                                                        10,572,286
   Payments on note for land                                                    -                     -
                                                                                                                         (143,600)
   Member contributions                                                         -                     -
                                                                                                                        49,975,000
   Payments for deferred offering costs                                         -                     -
                                                                                                                         (403,551)
                                                                 ------------------       -----------------     -------------------
          Net cash provided by (used in) financing activities                   -              (651,750)                64,054,513
Net Increase (Decrease) in Cash and Equivalents                          (476,401)           (1,996,187)                   127,792
Cash and Equivalents--Beginning of Period                                  604,193            34,395,623                       -
                                                                 ------------------       -----------------     -------------------
Cash and Equivalents--End of Period                               $        127,792        $   32,399,436        $          127,792
                                                                 ==================       =================     ===================
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest, capitalized as construction in      $              -         $           -         $         157,006
     process
                                                                 ==================       =================     ===================
Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities
     Deferred offering costs included in accounts payable        $          21,045        $              -      $           21,045
                                                                 ==================       =================     ===================
     Deposit applied to land purchase                            $               -        $              -      $            5,000
                                                                 ==================       =================     ===================
     Debt issuance costs in accounts payable                     $          66,677        $         58,214      $           66,677
                                                                 ==================       =================     ===================
     TIF proceeds used for debt issuance costs                   $               -        $              -                 374,740
                                                                 ==================       =================     ===================
     TIF proceeds deposited into restricted cash account         $               -        $              -               1,549,335
                                                                 ==================       =================     ===================
     Restricted cash used for interest--capitalized              $               -        $              -                 265,007
                                                                 ==================       =================     ===================
     Construction loan proceeds used for interest--capitalized   $         278,439        $              -                 278,439
                                                                 ==================       =================     ===================
     Land acquired through the issuance of note payable          $              -        $              -                 143,600
                                                                 ==================       =================     ===================
     Deferred offering costs offset against equity               $               -        $              -                 403,551
                                                                 ==================       =================     ===================
     Units issued for line of credit guarantee                   $               -        $              -                 280,000
                                                                 ==================       =================     ===================
     Construction costs included in accounts payable             $      23,500,190        $     19,290,439              23,500,190
                                                                 ==================       =================     ===================
     Amortization of financing costs capitalized as CIP          $          21,842        $              -                  43,652
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

                                 March 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying  unaudited financial  statements have been prepared pursuant to the rules and  regulations of the Securities  and Exchange  Commission.  Certain
information  and  footnote  disclosures  normally  included in annual  financial statements prepared in accordance with accounting  principles generally accepted in the United  States of America have been  condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial  statements and notes thereto included in the Company's  audited  financial  statements for the year ended December 31,
2007, contained in the Company's annual report on Form 10-KSB for 2007.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Nedak Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual  life. As of March 31, 2008, the Company is in the  development  stage with its efforts being  principally  devoted to construction and  organizational activities.  The total cost of the project,  including the  construction  of the ethanol plant and start-up expenses, is expected to approximate $111,600,000 net net of anticipated sales tax refunds and rebates.  The Company expects the plant to be completed  and that it will  commence  operations  during third quarter of
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

Restricted Cash

The Company is required to maintain  cash  balances to be held at a bank as part of their tax increment financing agreement as described in Note 6.

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

                                 March 31, 2008

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

Cash flows associated with the derivative  instruments are presented in the same category on the statement of cash flow as the item being hedged. The Company has had no activity for the quarter ended March 31, 2008.  The Company does not have any open  derivative  positions  as of March 31, 2008,  although  there are open forward contracts that are exempt.

Capitalized Interest

The Company's policy is to capitalize  interest cost incurred on debt during the construction  of  major  projects  exceeding  one  year as  guided  by SFAS  34,
Capitalization of Interest Costs. Through March 31, 2008, approximately $843,000 of incurred interest cost was capitalized to property and equipment.

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

Deferred Offering Costs

The Company  defers the costs  incurred  to raise  equity  financing  until that financing  occurs.  At such time that the issuance of new equity  occurs,  these costs will be netted against the proceeds  received or if the financing does not occur, they will be expensed.

Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the effective  interest  method.  There was  approximately  $43,600 of  amortization expenses  related to debt issuance costs on the Company's  credit  agreement for the period ended March 31, 2008 included in capitalized interest.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
No. 157, "Fair Value  Measurements"  ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value,  and expands  disclosure about fair value  measurements.  The  Company  adopted  SFAS 157 as of January 1, 2008 except as noted below,  and it did not have a material  impact on its  financial position and results of operations.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

Relative  to SFAS 157,  the FASB  issued  FASB Staff  Positions  (FSP) 157-1 and
157-2.  FSP 157-1  amends  SFAS 157 to  exclude  SFAS No.  13,  "Accounting  for
Leases," (SFAS 13) and its related interpretive  accounting  pronouncements that address leasing  transactions,  while FSP 157-2 delays the effective date of the application  of SFAS 157 to fiscal years  beginning  after November 15, 2008 for all  nonfinancial  assets and  nonfinancial  liabilities  that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company  adopted SFAS 157 as of January 1, 2008,  with the  exception of the
application  of  the  statement  to   non-recurring   nonfinancial   assets  and
nonfinancial liabilities. The Company is currently evaluating the impact of SFAS
157 for non-financial assets and liabilities.

In  March  2008,  the  FASB  issued  SFAS  161,   Disclosures  about  Derivative
Instruments and Hedging  Activities,  which requires enhanced  disclosures about how these  instruments and activities  affect the entity's  financial  position, financial  performance and cash flows. The standard  requires  disclosure of the fair values of  derivative  instruments  and their gains and losses in a tabular format.  It also  provides  more  information  about an  entity's  liquidity  by requiring  disclosure  of  derivative  features  that are  credit  risk-related.
Finally,  it requires  cross-referencing  within  footnotes to enable  financial statement users to locate important  information  about derivative  instruments.
SFAS 161 is  effective  for  financial  statements  issued for fiscal  years and interim  periods  beginning  after November 15, 2008.  Because SFAS 161 requires enhanced  disclosures but does not modify the accounting treatment of derivative instruments and hedging  activities,  the Company  believes the adoption of this standard  will  have no future  impact on its  financial  position,  results  of operations or cash flows.

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

In May 2008, the Company  commenced a private placement  memorandum  offering to persons who qualify as accredited investors. The offering is for the issuance of up to 1,200  membership  units for sale at  $10,000  per  membership  unit for a maximum of $12 million.  Each  investor  must purchase a minimum of 3 membership units for $30,000  except for  existing  members of the Company who may purchase membership  units in  increments of one. The offering is expected to remain open until  December 2008 unless  extended or  terminated  by the Company.  The units offered in this offering will have the same rights, powers and privileges as the units currently outstanding.

If the Company is unsuccessful in these private placement efforts,  specifically with  regard to the $5 million  required  on a timely  basis  under its  amended construction  contract, it would have to pursue other financing options in order to raise the funds that are necessary to complete plant  construction  and begin
operations  as  scheduled.   Management  believes  that  under  this  worse-case
scenario,  that the  combination  $1  million of  outside  financing  and the $1 million from the equity guarantee of the Board of Directors, management believes
$3 million from start-up operations would suffice.

                                        6

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

Losses are  allocated  to all users based upon their  respective  percentage  of units held.

3.  CONSTRUCTION IN PROGRESS

Amounts  included  in  construction  in  progress  as of March  31,  2008 are as follows:

     Construction costs                           $      83,020,902
     Insurance and other costs                              319,003
                                                  --------------------

                                                  $      83,339,905
                                                  ====================

The Company  capitalizes  construction  costs and  construction  period interest
until  the  assets  are  placed  in  service.   The   construction   payable  of
approximately $23,500,000 includes approximately $5,880,000 of retainage.

4.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their payment for seed capital. The unsecured loans bear interest at
5% per annum with  principal  and interest due on April 8, 2009.  If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum  until the date of the  payment.  Accrued  interest  at
March 31, 2008 was approximately $2,900.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company may draw up to $150,000 until maturity in May 2008.  Interest is payable upon the lender's  demand or in May 2008 at a rate of 7.12%.  The  agreement was initially  secured by the  personal  guarantees  of each of the  fourteen  board members and is currently  secured by restricted short term investments  totaling
$150,000. As of March 31, 2008, there were no borrowings outstanding on the line of credit.

In August  2007,  the Company  entered into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter for the service of transporting gas. The Company may draw up to $923,828.  Interest is payable upon the lender's demand at a rate of 6.79%.  The  agreement is secured by  restricted  short term investments  of  $923,828.  As of  March  31,  2008,  there  were no  borrowings outstanding on the line of credit.

5.  LONG-TERM DEBT

In February 2007, the Company entered into a credit  agreement with a lender for a multiple advance construction loan. Under the credit agreement, the lender has provided a construction and term loan of $42,500,000. The Company is required to make interest  payments  during the  construction  phase at the thirty day LIBOR plus 3.4%, which totaled 6.565% at March 31, 2008. Upon completion of the plant, the construction and term loan will convert to a permanent ten year term loan of
$32,500,000  and a $10,000,000  revolving  term loan. As of March 31, 2008,  the
Company had approximately $10,850,000 outstanding on the construction loan.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

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

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%,  which totaled 6.565% at March 31, 2008. The Company will pay a  commitment  fee of  0.25% on the  unused  portion  of the  revolving promissory  note upon  conversion to the revolving  term loan. In addition,  the
Company is  required  to  establish  and fully fund a  $2,400,000  Debt  Service
Reserve  Account  on or prior  to the loan  conversion  date.  Once the  Company receives  the  State of  Nebraska  sales tax  rebate,  the  Company  will make a principal payment, not subject to prepayment fees, of $2,400,000. The commitment amount  will be  reduced  to an  amount  not to exceed  $7,600,000  and the Debt
Service Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants once the loan is converted to term debt including minimum debt service coverage, working  capital  and net worth as well as  restrictions  on  distributions  and capital expenditures.  The Company has incurred  approximately  $982,400 in loan origination costs on this credit  agreement.  The financing  agreements  contain certain prepayment fees in the first four years of the scheduled payments.

In  connection  with the Company  entering  into an amended  agreement  with its design builder discussed further in Note 7, the Company executed a supplement to the master  credit  agreement in April 2008 in which the lender agreed to forego declaring  a  default.  In lieu of the  forbearance,  the  lender  required  the
Company's board of directors to personally guaranty  approximately $1 million of the amount to be raised by the private placement  memorandum  offering discussed in Note 2. In addition,  the Company paid all legal fees and expenses associated with the amendment as well as an  additional  loan fee of $250,000 to be paid in five consecutive quarterly  installments equaling the greater of 50% of earnings or $50,000 per quarter.  The Company has also  entered into a control  agreement with the lender  where the lender at any time may  implement  the  agreement  in which case the lender would have  control of any cash the Company  would have at the time.

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

                                 March 31, 2008

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

The  estimated  maturities  of the long term debt  described  in Note 5 and 6 at
March 31, 2008 are as follows:

       2009                                                             $
                                                                  369,684
       2010                                                     1,394,051
       2011                                                     1,422,051
       2012                                                     1,453,051
       2013                                                     1,486,051
       After 2013                                              11,589,837
                                                      --------------------
            Total long-term debt                             $ 17,714,725
                                                      ====================

7. Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting
Standard No. 157,  "Fair Value  Measurements"  (SFAS 157),  as it applies to our financial  instruments,  and Statement of Financial Accounting Standard No. 159,
"The Fair  Value  Option  for  Financial  Assets  and  Financial  Liabilities  -
including an amendment

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

of FASB Statement No. 115" (SFAS 159).  SFAS 157 defines fair value,  outlines a framework for measuring fair value, and details the required  disclosures  about fair value  measurements.  SFAS 159 permits  companies to irrevocably  choose to measure certain  financial  instruments and other items at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison  between  entities that choose different  measurement  attributes for similar types of assets and liabilities.

Under SFAS 157,  fair value is  defined as the price that would be  received  to sell an asset or paid to transfer a liability in an orderly  transaction between
market   participants  at  the  measurement   date  in  the  principal  or  most
advantageous  market.  SFAS 157  establishes a hierarchy in determining the fair value of an asset or  liability.  The fair value  hierarchy  has three levels of inputs,  both observable and unobservable.  SFAS 157 requires the utilization of the lowest  possible  level of input to  determine  fair  value.  Level 1 inputs include  quoted  market  prices  in an active  market  for  identical  assets or liabilities.  Level 2 inputs  are  market  data,  other  than  Level 1, that are observable  either directly or indirectly.  Level 2 inputs include quoted market prices for similar  assets or  liabilities,  quoted market prices in an inactive market,  and other  observable  information  that can be  corroborated by market data.  Level 3 inputs are  unobservable  and corroborated by little or no market data.

Except for those  assets and  liabilities  which are  required by  authoritative accounting  guidance to be recorded  at fair value in our  Consolidated  Balance
Sheets,  we have elected not to record any other assets or  liabilities  at fair value,  as permitted by SFAS 159. No events  occurred  during the first  quarter
2008 which would  require  adjustment  to the  recognized  balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The  following  table  provides  information  on those  assets  and  liabilities measured at fair value on a recurring basis.

--------------------------- ------------------- ---------------- -----------------------------------------------------
                             Carrying Amount
                             In Balance Sheet     Fair Value
                              March 31, 2008    March 31, 2008               Fair Value Measurement Using
--------------------------- ------------------- ---------------- -----------------------------------------------------
                                                                     Level 1           Level 2           Level 3
--------------------------- ------------------- ---------------- ----------------- ---------------- ------------------
Assets:
Money Market Funds            $         13,000  $        13,000   $        13,000  $        -        $        -
Certificates of Deposit       $      1,074,000  $     1,074,000   $     1,074,000  $        -        $        -
Restricted cash -             $      1,294,000  $     1,294,000   $     1,294,000  $        -        $        -
  Money Market Funds

The fair value of the money market funds and  certificates  of deposit are based on quoted market prices in an active  market.  The Company  classifies  these as level 1.

8.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction services  fixed price contract of  approximately  $82,500,000  including  change orders,  with an unrelated  party, for the construction of the ethanol plant. In addition, the Company will pay approximately  $6,650,000 for the stainless steel surcharge.  As of  March  31,  2008,  the  Company  has  incurred  approximately
$75,063,000  under  this  agreement,   including  approximately   $5,776,000  of
retainage.  Either party may terminate  the contract for cause,  as specified in the agreement.

In January 2008, the Company was informed by the contractor that it had incurred substantial  losses on the  project  and in order to  complete  the project in a definitive time frame,  the Company would need to absorb  $5,000,000 of the cost overruns.  In April  2008,  the  Company  executed  amendments  to the  original contract  agreeing to pay the

                                       10

'

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

contractor an incentive  fee of  $5,000,000 of which  $2,000,000 is payable upon final completion of the plant and the remaining $3,000,000 is payable six months thereafter.  In addition,  the Company will receive  liquidated damages for each full week after July 15, 2008 that the project is not mechanically complete. The
Company will also receive liquidated damages if the performance testing and name plate production is not attained within sixty days after mechanical  completion.
The Company intends to issue additional  equity of approximately  $12 million to fund the cost increase and other increased working capital needs as discussed in
Note 2.

In March 2007, the Company entered into an agreement with an unrelated party for dirt work  related to the rail  track,  inspection  road and access  road for an amount not to exceed  approximately  $862,000.  In May 2007, the Company entered into an additional agreement for dirt work at the rail car load out facility for an amount not to exceed  approximately  $166,000.  Monthly  applications will be submitted for work performed in the previous  period subject to retainage in the amount  of 10%  until  substantial  completion  and then 5%  until  satisfactory completion.  The  contract  may be  terminated  by the Company  upon seven days'
written notice  subject to payment for work  completed and any applicable  costs and  retainage.  Work began on this contract in March 2007 and is expected to be complete  by  May  2008.  As  of  March  31,  2008,  the  Company  has  incurred approximately $1,025,000 for these services including retainage.

In May 2007, the Company  entered into an agreement with an unrelated  party for the  construction  of a load out facility in O'Neill,  Nebraska for a fee not to exceed  approximately  $92,700.  In  June  2007,  the  Company  entered  into an additional  agreement  for the concrete  work around the  buildings for a fee of approximately  $670,000.  The  Company  will make  payments  as set forth in the agreement  subject to retainage in the amount of 10%. Work began on the contract in July 2007.  As of March 31,  2008,  the  Company has  incurred  approximately
$645,000 for these services with approximately  $61,900 included in construction payable including retainage.

Plant management agreement

In July 2007, the Company  entered into an agreement with an unrelated party for the operation and management of the Company's  plant. The Company will pay costs plus a fee to recruit,  hire,  train,  and employ all site personal,  until test phase when the fee will  change to a daily  fixed  fee.  After  commencement  of operation  of the  plant  the fee  becomes  a fixed  monthly  payment,  adjusted annually on the anniversary of commencement.  After  commencement of operations, the Company will also pay for process  chemicals  at a fixed rate per  denatured gallon of ethanol  produced.  The  Company  also has future  obligations  for an incentive  program that is in effect for the first five years of operation.  The agreement ends sixty months after  commencement of operations  unless terminated by either party giving one hundred eighty days prior written notice. As of March
31, 2008, the Company has incurred approximately $733,600 for these services.

Utility contracts

In March 2006, the Company entered into an agreement with a natural gas provider for the procurement,  purchase and management of natural gas  transportation and supply.  The Company  will pay for the  natural gas based on actual  consumption along with a monthly management fee of $0.07 per MMBtu delivered.  The agreement
was  initially  for  a  two  year  period   beginning   February  2006  and  was
automatically renewed for an additional two-year term in February 2008.

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

                                 March 31, 2008

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

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company  will pay a base price per bushel  subject  to  discounts,  based on the posted  cash price from the  Chicago  Board of Trade less the  providers  posted basis.  The  Company  will  pay a  service  fee of  $0.04  per  bushel  of grain delivered.  The  initial  term of the  agreement  shall  be from  the  date  the agreement  was  signed  until  the end of the  third  year  following  the first delivery of grain to the plant.  The agreement will  automatically  renew for an additional two year period  thereafter  unless terminated by either party with a six months written notice. In the ordinary course of business,  the Company will enter into forward purchase contracts for its commodity purchases. In accordance with the Statement of Financial  Accounting Standards (SFAS) No. 133, Accounting
for  Derivative  Instruments  and Hedging  Activities,  as  amended,  management considers  these forward  contracts to be normal  purchases  since the commodity will be  delivered  in  quantities  expected  to be used by the  Company  over a reasonable  period in the normal  course of business.  During the  quarter,  the
Company purchased approximately 2,834,000 bushels of corn under these contracts.
Due to the  delay  in the  start-up  of the  plant as  described  in Note 7, the
Company sold these bushels resulting in a net gain of approximately $632,500 for the  quarter,  of which  493,500 is included in other  receivables  at March 31,
2008.  The  Company,  through  this party,  has

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

entered into forward purchase  contracts to purchase  approximately  one million bushels of corn at an average cost of $3.53 per bushel for delivery between July
2008 and January 2010. As of March 31, 2008, the Company has paid  approximately
$978,000 as a deposit for the future delivery of corn.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.

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
     •    Our  ability  to obtain  the debt and equity  financing  necessary  to construct and operate our plant;
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
     •    Changes in interest rates; and
     •    Results of our hedging strategies.

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

Results of Operation

     We are  still in the  development  phase and  until  our  ethanol  plant is operational,  we will generate no revenues other than interest  income earned on our cash and the sale of corn. As discussed above, we have sold some of our corn we had contracted for earlier delivery at a profit, which resulted in net income for the quarter.  During the quarter ended March 31, 2008, we incurred operating expenses of approximately  $625,000,  which consisted  primarily of professional fees and general and administrative expenses,  resulting in an operating loss of approximately  $625,000.  During the quarter,  we earned net interest  income of approximately  $23,300  and  other  income  from  sale of corn of  approximately
$633,000,  resulting  in net  income  for the  quarter  of  $30,822 or $5.89 per weighted  average  Membership  Unit. At March 31, 2008, our accumulated  deficit equaled $2,566,921. The results of operations during the quarter ended March 31,
2008 are not indicative of the future  results of operations  that we anticipate for the Company once the ethanol plant begins commercial operations.

Overview, Status and Recent Developments

     NEDAK  Ethanol,  LLC  is a  development-stage  Nebraska  limited  liability company,  which was formed on December 15, 2003 for the purpose of  constructing and operating an ethanol  plant near  Atkinson,  Nebraska.  When  completed,  we expect that our ethanol plant, which is being constructed on a 73-acre parcel of land which lies  southeast  of the City of Atkinson in north  central  Nebraska, will  consume  approximately  16 to 18 million  bushels  of  locally  grown corn annually,  and produce  approximately 44 million gallons of denatured fuel-grade ethanol and  approximately  290,000 tons of modified wet  distillers  grains for feed cattle  annually.  The site is expected  to have  adequate  access to truck transportation, and when our transload facility, which is being constructed near
O'Neill,  Nebraska, is completed,  we expect our site to have adequate access to rail transportation.

     As part of our  planning,  we  originally  estimated  that  we  would  need approximately  $78.4  million to purchase  additional  land and to construct and equip the plant, and a total of  approximately  $90 million to cover all capital expenditures  necessary to complete  the project and make the plant  operational and produce revenue. To meet this capital commitment,  our strategy was to raise the necessary funds through a combination of equity and debt financing. We filed a registration  statement which became effective on June 15, 2006. We sold 4,794 membership  units for  $47,940,000  in our  registered  offering  and closed the offering on  September  28, 2006.  On February  14, 2007,  we entered the Credit
Agreement (discussed below) for the provision of up to the lesser of $42,500,000 or 50% of  project  costs  for  our  ethanol  plant.  As  our  construction  has progressed,  the total amounts we estimate we will need to complete construction and commence operations have increased, as previously reported, to approximately
$111,623,000,  as reflected  in our sources and uses of funds table  below.  The total amounts we estimate we will spend on plant  construction and start-up have increased,  primarily  due to the  $5,000,000  increase  in  construction  costs required by Delta-T Corporation  ("Delta"),  our primary  contractor,  discussed below and the  increase in working  capital  needs.  To cover  these  additional costs, we have recently  commenced a private  offering of Membership Units under which we intend to raise a maximum  of  $12,000,000,  and which  remains  in the initial stage (the "Private Offering").

     As previously reported, we entered into an Employment Agreement with Jerome
Fagerland on October 30, 2007,  under which Mr. Fagerland will continue to serve
us  in  the  position  of  President  and  General   Manager  (the   "Employment
Agreement"). The term of the Employment Agreement is four years, may be extended for two  additional  two-year  periods  upon the  parties'  consent,  and may be terminated in a manner which is customary in such agreements.  We have agreed to compensate Mr. Fagerland as follows under the Employment  Agreement:  (i) a base annual salary of $130,000,  with 5% annual  increases,  (ii) any fringe  benefit programs  the  Company  may have in effect  from time to time,  (iii)  customary vacation,  (iv) a vehicle  allowance of $750 per month,  and (v) annual bonuses, payable as determined by the Corporate  Governance /  Compensation  Committee of
the Board of Directors at the end of the  calendar  year,  which equal 1% of the
Company's net profits  (determined  according to GAAP) on a quarterly basis, not to exceed 75% of base salary.

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

      Status of Plant Construction

     On  August  9,  2006,  we  entered  into an  Engineering,  Procurement  and
Construction  Services Fixed Price Contract (the  "Construction  Contract") with
Delta  pursuant to which Delta is  performing  various  services  and  providing certain  equipment  necessary for the  construction and operation of our ethanol plant. The Construction  Contract requires us to pay Delta other amounts monthly for the services it renders and the equipment it purchases for  installation and use at the plant. The total payments to be made under the Construction  Contract will be at least $82.5  million  (which  amount  includes the  amendments to the
Construction Contract discussed below). The total amount may be increased due to increases in the cost of steel based on a formula.  Through the first quarter of
2008, we have incurred costs of approximately $75,063,000 under the Construction
Contract.  The payments also do not include any sales or other taxes that may be assessed and paid by us on the  services  rendered or  materials  and equipment  purchased.  Our anticipated  total project cost has never been a firm estimate  and we expect  that it will  continue  to change  from time to time as construction of the project progresses.

     As  previously  reported,  Delta  had  informed  us  that  it had  incurred substantial  losses  on our  project,  and,  notwithstanding  the  terms  of the
Construction  Contract, in order for Delta to assure us that it would finish the project  within a definitive  time  period,  we would need to absorb some of the cost  overruns  incurred  by Delta in its  performance  under  the  Construction
Contract.  In exchange, we would receive certain liquidated damages in the event
Delta does not complete the project on time and Delta's parent company  guaranty of Delta's performance under the Construction  Contract. Our agreement to absorb some of these costs is the primary reason we needed to raise  additional  equity under the Private Offering.

     On April 11,  2008,  we  executed  amendment  number 3 to the  Construction
Contract  ("Amendment")  which  provides  that  (i) (a) we  will  pay  Delta  an incentive fee of  $5,000,000  of which  $2,000,000 is due and payable upon final completion  and the  remaining  $3,000,000  is payable  six months  after  final completion, and (b) we executed a promissory note in the amount of $5,000,000 in favor of Delta to memorialize  such  obligations  (the "Delta  Note"),  (ii) the
$6,648,320  surcharge  payable by us respecting the price of stainless steel was payable upon execution of the Amendment,  (iii) the Mechanical  Completion  date
(as defined in the Construction  Contract) is changed to July 15, 2008, (iv) the
Performance Testing and Name Plate Production  milestones under the Construction
Contract are changed to 60 days following Mechanical Completion,  (v) Delta will pay us damages of $150,000  for each week after July 15, 2008 for four weeks and
$200,000  per week  thereafter  in the event Delta has not  achieved  Mechanical
Completion by July 15, 2008, until Mechanical Completion is achieved, (vi) Delta will pay us a  per-gallon  charge for each week our plant does not  achieve  the performance  test and name plate  production  level within 60 days of Mechanical
Completion, (vii) Delta's corporate parent, Bateman Litwin NV ("Bateman"),  will guarantee  Delta's  performance  of  the  Construction  Contract  (the  "Bateman
Guaranty"),  (viii) the letters of credit  currently  issued by banks on Delta's behalf  in  favor  of us will be  extended  until  January  31,  2009 and may be replaced by a single  letter of credit from a bank  acceptable to us, (ix) Delta and/or Bateman have caused the Bank of Hapoalim to issue an  irrevocable  letter of credit in the amount of  $8,000,000  and expiring  December 31, 2008,  (x) we paid Delta $17,000,000 under the Construction  Contract within three days of the
Amendment  (which is inclusive of the stainless  steel  surcharge in (ii) above,
(xi)  retainage  under the  Construction  Contract  will be released and paid to
Delta upon Mechanical Completion as provided in the Construction  Contract,  and
(xii)  Delta has  appointed  certain  personnel  to work at our site.  To secure payment of the Delta Note,  we executed a Deed of Trust which  grants to Delta a security  interest in our  properties  which is junior to our lender's  security interests, and we committed to actively pursue an early release of the letter of credit referred to above in (ix).

     We  also  estimate  approximately  $4,000,000  in  project  costs  for  the construction of the transload  facility,  rail and other items outside the scope
of  the   Construction   Contract  with  Delta.   Included  in  that  amount  is
approximately  $733,000 in equipment we will need to purchase for the  transload facility.  Through March 31, 2008, we have incurred approximately  $3,869,000 in costs to construct the transload facility.

     Below is the status of the construction of our plant as of May 2008:

     •    Main process building: we completed the offices and are working on the switch gear area and the  centrifuge  area; we are running cable tray,
          pulling  cable  and  installing   additional  lighting;   and  we  are
          installing  additional  pipe rack and  piping,  and  setting the final equipment components.
     •    Fermentation area: we are setting the control racks and pulling wire.
     •    Dryer:  we are  installing  additional  steel and preparing to install additional components of the dryer.
     •    Rest  of  plant:  we  are  working  on  testing  of the  fire  piping, completing ethanol storage and installing skin on the boiler;  cooling tower is complete.
     •    O'Neill transload  facility:  we are installing  piping,  erecting the building and installing fencing;  paving and the ethanol storage liner are complete.

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
2008.

Liquidity and Capital Resources

     Sources and Uses

     The  following  table  shows  the  sources  and  uses of our  liquidity  in connection with the  construction  of our ethanol plant and  commencement of its operations.  In  February  2008,  our Board of  Directors  revised our budget to reflect  increases  in both the funds we have  available,  and in the  estimated costs to complete  our plant and commence  operations.  The cost  increases  are primarily  related to Delta's costs overruns and increased working capital needs discussed  previously.  The following table assumes $12,000,000 is raised in the
Private Offering.

     Sources of Funds                                            Amount
--------------------------------------------------------------------------------
     Equity Offering Gross Proceeds                        $   47,940,000
     Seed Round Private Offering Gross Proceeds            $    2,035,000
     Debt Financing                                        $   42,500,000
     TIF Note Financing (1)                                $    4,940,000
     Other (2)                                             $    1,208,000
     Corn Contract Income (3)                              $    1,000,000
     Private Offering                                      $   12,000,000
--------------------------------------------------------------------------------
     Total Sources of Funds (4)                            $  111,623,000

Uses of Funds                                                    Amount
--------------------------------------------------------------------------------
Costs of Equipment and Construction of Ethanol Plant       $   83,976,548
Land and Site Preparation                                  $    1,686,702
Engineering and Architectural Fees                         $      938,526
Bonding and Insurance                                      $      350,000
Rolling Stock, Office Equipment, Water Treatment           $      865,200
Transload Facility                                         $    4,255,600
Contingency Reserve (5)                                    $      414,000
Capitalized Interest and Financing Costs                   $    2,559,400
Start-up Expenses:  Working Capital and Inventory through
first month of production (5)                                 $   12,069,312
Cash Reserves, Management, Accounting, Legal and Other (5)    $    4,507,712
--------------------------------------------------------------------------------
Total Uses of Funds                                        $  111,623,000

(1) See discussion regarding TIF Note below.
(2) As previously  reported,  this amount includes a $15,000 aggregate loan from our Directors,  and $1,193,000 in interest received on investor subscriptions in our public offering through December 31, 2007.
(3) This income is  attributable  to the sale of our forward grain contracts for corn we have not yet required because we are not operational.
(4) Excludes  approximately  $2.4 million in Nebraska  sales tax payments and an equal amount of sales tax rebates.
(5) To the extent  that we do not raise  $12,000,000  in the  Private  Offering, these amounts would be reduced first for budgeting purposes.

     Project Capitalization

     We expect  that the  proceeds  from our  public  offering  and our  current
Private  Offering,  combined  with the debt  financing  pursuant  to our  credit facility and the TIF Note  (discussed  below),  will be  sufficient to cover all
costs   associated  with   construction  of  the  project  and  commencement  of
operations.  To the extent we do not raise the entire  amount  sought  under the
Private  Offering,  we will be less able to utilize hedging of commodity prices, and we could be required to seek additional  capital through  alternative equity sources or debt financing.

     Unit Offerings

     We were  initially  capitalized  by our founding  Members though seed round equity offerings.  Under a registration  statement filed with the Securities and
Exchange Commission ("SEC") in December,  2005, we issued 4,794 Membership Units for gross proceeds $47,940,000, resulting in net proceeds of $47,536,000. In May
2008, we commenced an offering of our Membership Units to persons who qualify as
"accredited investors" pursuant to an exemption under the Securities Act of 1933
(the "1933 Act").  The Private  Offering is for up to 1,200 Membership Units for
sale at $10,000 per Unit, with an aggregate  maximum of  $12,000,000.  The Units offered in the Private Offering will have the same rights, powers and privileges as the Units currently outstanding.

     Facility

     On February 14, 2007,  we entered into (i) a Master Credit  Agreement  (the
"Credit Agreement"),  (ii) a First Supplement to Master Credit Agreement ("First
Supplement"),  and (iii) a Second Supplement to Master Credit Agreement ("Second
Supplement,"  together with the First Supplement and the Credit  Agreement,  the
"Loan  Agreements")  with Farm Credit  Services of Grand Forks,  FLCA ("Lender")
regarding our senior secured credit facility  ("Facility")  for the provision of construction and permanent debt financing for our ethanol plant.  Because of the expected  construction  costs,  we  anticipate  borrowing  the full  $42,500,000 available  under the  Facility.  The  Facility  consists  of a multiple  advance
construction   loan  during  the  construction   period;   and  at  construction
completion,  conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan,  subject to
certain  conditions.   As  of  March  31,  2008,  we  have  drawn  approximately
$10,850,000 on the Facility.

     In  connection  with the Lender's  consent  granted to us to enter into the
Amendment as described  above, we and the Lender  executed the Third  Supplement and  Forbearance  to the Master  Credit  Agreement on April 11, 2008 (the "Third
Supplement")   which,  in  addition  to  imposing  various   conditions  on  our
obligations  under the Loan  Agreements,  amends the Loan Agreements as follows:
(i) we covenant to attain Mechanical  Completion under the Construction Contract by July 15, 2008, (ii) we covenant to achieve 100% name plate production  within
60  days of  achieving  Mechanical  Completion  and  maintain  100%  name  plate production  indefinitely,  (iii) we may not make  distributions  to our  Members without the Lender's written approval, (iv) we must release certain retainage to
Delta upon Mechanical Completion as provided in the Construction  Contract,  (v)
we release  Lender from any claims we may have had against lender as of the date of the Third  Supplement,  and (vi) we assign to Lender  the  letters  of credit issued  by  Bateman  and  Delta,  as  dicussed  above.  As part of the  Lender's agreement to enter into the Third  Supplement,  the Lender  required us to raise
$2,000,000 in equity by July 15, 2008 (the "Equity Amount") in order to make the incentive  payable to Delta  referenced  above.  The Lender  also  required  our directors to individually and personally  guaranty to lender a specified portion of the Equity Amount.  In addition,  the Lender  required us to assign to lender our rights in the Bateman  Guaranty  and a letter of intent which sets forth the terms of the above-described  Amendment. The Lender has also required us and our
President,  Mr. Jerome Fagerland,  to enter into a Control Agreement dated April
11,  2008 with  Lender,  under  which we pledged  certain  cash to the lender as collateral for the loans advanced pursuant to the Third Supplement.

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
A capitalized  interest fund in the amount of $885,676 including interest earned on the  account  was  reserved  from the  proceeds of the Loan to provide for 18 months of interest  payments on the Loan during the  construction of our ethanol plant,  until tax  increment  payments are received (the  "Capitalized  Interest
Fund").  In December  2007,  an interest  payment of $298,870 was made from this account for a balance of $586,608. A debt service reserve fund was also reserved from the Loan proceeds  (held by the TIF Lender and invested for our benefit) in an amount of 10% of the Loan principal  ($706,879,  including interest earned on
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

Off-Balance Sheet Arrangements

     We do  not  have  any  off-balance  sheet  arrangements  that  have  or are
reasonable   likely  to  have  a  current  or  future  material  effect  on  our consolidation financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

     In March 2008,  the Financial  Accounting  Standards  Board issued SFAS No.
161, "Disclosures about Derivative  Instruments and Hedging Activities." The new
standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced  disclosures to enable investors to better  understand their effects on an entity's  financial  position,  financial performance,  and cash  flows.  SFAS No.  161  achieves  these  improvements  by requiring  disclosure  of the fair values of  derivative  instruments  and their gains and losses in a tabular format. It also provides more information about an entity's  liquidity by requiring  disclosures  of  derivative  features that are credit risk related. Finally, it requires  cross-referencing within footnotes to
enable  financial   statement  users  to  locate  important   information  about
derivative  instruments.  SFAS No. 161 is  effective  for  financial  statements issued for fiscal years and interim  periods  beginning after November 15, 2008, with early application  encouraged.  We are currently evaluating the impact that this statement will have on our financial statements.

Item 4(T).  Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls  and  procedures  (as  defined  in Rule  13a-15  under  the  under  the
Securities  Exchange Act of 1934, as amended (the "Exchange  Act")), as of March
31, 2008. Based upon this review and evaluation, these officers believe that our disclosure  controls and  procedures  are  presently  effective in ensuring that material  information  related  to us is  recorded,  processed,  summarized  and reported  within  the  time  periods  required  by the  forms  and  rules of the
Securities and Exchange Commission.

     Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over  financial  reporting  that occurred as of March 31, 2008 and there has been no change  that has  materially  affected  or is  reasonably  likely to materially affect our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

     None.

Item 1A.  Risk Factors.

RISKS ASSOCIATED WITH THE ETHANOL INDUSTRY

     There has been an  increase  in the  number of  claims  against  the use of ethanol as an alternative  energy source.  Many of such claims have drawn a link between  recently  increasing  global food prices and the use of corn to produce ethanol.  Others claim that the production of ethanol  requires too much energy.
Such  claims  have  led  some,  including  members  of  Congress,  to  urge  the modification of current government policies which affect the production and sale of ethanol in the  United  States,  such as the  Volumetric  Ethanol  Excise Tax
Credit,  the Renewable Fuels Standard and the Energy  Independence  and Security
Act of 2007.  Similarly,  several states which  currently have laws which affect the  production  and sale of ethanol,  such as mandated  usage of ethanol,  have proposed to modify or eliminate such mandates.  To the extent that such state or federal laws were modified,  the demand for ethanol may be reduced,  which could negatively  and  materially  affect our  ability to operate  profitably  once we commence operations.

     Our Members  should  consider the risks set forth in Part I, Item 1A, "Risk
Factors"  of our Annual  Report on Form 10-KSB for the year ended  December  31,
2007 that  could  affect us and our  business.  Although  we have  attempted  to discuss key factors,  our Members need to be aware that other risks may prove to be  important  in the  future.  New risks  may  emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Members should carefully  consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking  Information,  which is included in Part
I, Item 2,  "Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

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
4(ii).4    Third  Supplement  and  Forbearance  to the Master Credit  Agreement,
           dated April 11, 2008 between NEDAK  Ethanol,  LLC and AgCountry  Farm
           Credit  Services,  FCA (f/k/a  Farm Credit  Services of Grand  Forks,
           FLCA)  (incorporated  by reference to Exhibit 10.11 of Report on Form
           8-K filed April 15, 2008).
4(ii).5    Security  Agreement dated February 14, 2007 with Farm Credit Services of Grand Forks,  FLCA  (incorporated by reference to Exhibit 10.12 of
           Report on Form 8-K filed February 20, 2007)
4(ii).6    Deed of Trust, Security Agreement, Assignment of Leases and Rents and
           Fixture  Financing  Statement  dated  February  14,  2007 in favor of
           Lawyers Title  Insurance  Corporation  for the benefit of Farm Credit
           Services of Grand Forks,  FLCA  (incorporated by reference to Exhibit
           10.13 of Report on Form 8-K filed February 20, 2007)
4(ii).7    Collateral Assignment dated April 11, 2008 made by NEDAK Ethanol, LLC in favor of AgCountry  Farm Credit  Services,  FCA  (incorporated  by reference  to  Exhibit  10.14 of Report  on Form 8-K filed  April 15,
           2008).
4(ii).8    Control  Agreement dated April 11, 2008 between AgCountry Farm Credit
           Services,  FCA, NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference  to Exhibit  10.15 of Report on Form 8-K filed April 15,
           2008).
10(i).1    Form of Guaranty in favor of  AgCountry  Farm  Credit  Services,  FCA
           (incorporated  by  reference  to Exhibit  10.12 of Report on Form 8-K filed April 15, 2008).
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
10(i).7    Engineering,   Procurement  and  Construction  Services  Fixed  Price
           Contract dated August 9, 2006 with Delta-T Corporation  (incorporated by reference to Exhibit 10.2 of Report on Form 10-QSB filed  November
           20, 2006).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.
10(i).8    Change Orders dated October 25, 2006,  November 20, 2006 and December
           14, 2006 to Engineering,  Procurement and Construction Services Fixed
           Price  Contract  dated  August  9,  2006  with  Delta-T   Corporation
           (incorporated  by  reference  to  exhibit  10.6 to Report on Form 8-K filed February 20, 2007).
10(i).9    Amendment No. 3 to Engineering, Procurement and Construction Services
           Fixed  Price  Contract   between  NEDAK  Ethanol,   LLC  and  Delta-T
           Corporation  dated  April 11,  2008  (incorporated  by  reference  to
           Exhibit 10.3 of Report on Form 8-K filed April 15, 2008).
10(i).10   Guaranty  dated April 11, 2008 made by Bateman  Litwin NV in favor of
           NEDAK  Ethanol,  LLC  (incorporated  by  reference to Exhibit 10.9 of
           Report on Form 8-K filed April 15, 2008).

                                       20

10(i).11   Deed of Trust  dated  April 11,  2008 made by NEDAK  Ethanol,  LLC in favor of Delta-T  Corporation  (incorporated  by reference to Exhibit
           10.10 of Report on Form 8-K filed April 15, 2008).
10(i).12   Promissory  Note dated April 11, 2008 made by NEDAK  Ethanol,  LLC in favor of Delta T  Corporation  (incorporated  by reference to Exhibit
           10.13 of Report on Form 8-K filed April 15, 2008).
10(i).13   Amendment  dated  March  5,  2008  between  NEDAK  Ethanol,  LLC  and
           SourceGas  Distribution,  LLC  (incorporated  by reference to Exhibit
           10.1 of Report on Form 8-K filed March 13, 2008).
10(i).14   Plant  Operating  Agreement  dated July 11, 2007 and amended July 16,
           2007,  between NEDAK  Ethanol,  LLC and HWS Energy  Partners,  L.L.C.
           (incorporated  by  reference  to  Exhibit  10.1 of Report on Form 8-K filed July 16,  2007).  Portions of the  Agreement  have been omitted pursuant to a request for confidential treatment.
10(i).15   Grain  Procurement Agreement dated December 14, 2006 with J.E. Meuret
           Grain Co., Inc. (incorporated  by reference to Exhibit 10.4 of Report on Form 8-K filed February 20, 2007).
10(i).16   Marketing  Agreement  dated  January 22, 2007 with  Distillers  Grain
           Services LLC  (incorporated by reference to Exhibit 10.5 of Report on
           Form 8-K filed February 20, 2007).
10(i).17   Ethanol Marketing  Agreement dated November 15, 2006 with Eco-Energy,
           Inc. (incorporated by reference to Exhibit 10.3 of Report on Form 8-K filed February 20, 2007).
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

                                       21

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEDAK ETHANOL, LLC

Date: May 15, 2008                     /s/ Jerome Fagerland
                                       --------------------
                                       Jerome Fagerland, President

Date: May 15, 2008                     /s/ Timothy Borer
                                       -----------------
                                       Timothy Borer, Treasurer and Secretary

                                       22