Form 10-Q
period 2008-06-30
NEDAK ETHANOL, LLC
filed 2008-08-14
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2008

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

As of August  8,  2008,  the  issuer  had  5,234  Membership  Units  issued  and outstanding.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number    Item Matter                                                                Page Number

Item 1.        Financial Statements.                                                            1

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of      15
               Operations.

Item 4T.       Controls and Procedures.                                                        21

                     PART II--OTHER INFORMATION

Item 1.        Legal Proceedings.                                                              22

Item 1A.       Risk Factors.                                                                   22

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.                    22

Item 3.        Defaults Upon Senior Securities.                                                22

Item 4.        Submission of Matters to a Vote of Security Holders                             22

Item 5.        Other Information.                                                              22

Item 6.        Exhibits.                                                                       22

Signatures

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                             NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                             Condensed Balance Sheet
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              June 30,        December 31,
                                                                                      2008              2007
--------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)        (Audited)
Current Assets
   Cash and equivalents                                                          $     1,638,292  $         604,193
   Restricted short term investment                                                    1,073,828          1,073,828
   Restricted cash - TIF                                                                 590,827            582,561
   Accrued interest receivable                                                            45,131             19,282
   Inventory deposit - corn                                                              978,032            978,032
   Inventory                                                                           1,157,191                  -
   Prepaid expenses and other                                                            291,360            178,521
                                                                                 -----------------------------------
          Total current assets                                                         5,774,661          3,436,417

Property and Equipment
   Land                                                                                  360,850            360,850
   Office equipment                                                                      173,093             61,833
   Buildings                                                                             306,362                  -
   Vehicles                                                                               33,430             33,430
   Construction in process                                                            86,229,097         74,084,482
   Construction in process - related parties                                              95,826             95,129
                                                                                 -----------------------------------
                                                                                      87,198,658         74,635,724
   Less accumulated depreciation                                                        (24,489)           (10,704)
                                                                                 -----------------------------------
        Net property and equipment                                                    87,174,169         74,625,020

Other Assets
   Deferred offering costs                                                                32,777                  -
   Restricted cash - TIF                                                                 376,249            701,767
   Debt issuance costs, net of amortization                                            1,304,213          1,255,477
                                                                                 -----------------------------------
        Total other assets                                                             1,713,239          1,957,244
                                                                                 -----------------------------------
          Total Assets                                                           $    94,662,069  $      80,018,681
                                                                                 ===================================
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
 Current Liabilities
   Accounts payable                                                              $       356,876  $         158,204
   Accounts payable - related party                                                      199,447            128,793
   Construction payable                                                                5,911,166         14,916,267
   Accrued interest and other                                                            351,267            110,425
   Current maturities of long-term debt                                                1,626,922            516,582
                                                                                 -----------------------------------
        Total current liabilities                                                      8,445,678         15,830,271
 Notes payable - members                                                                  15,000             15,000
 Long-term debt, net of current maturities                                            39,483,147         16,919,704
 Commitments and Contingencies
 Members' Equity
    Member contributions, net of cost of raising capital, 5,229 units
      authorized, issued and outstanding                                              49,851,449         49,851,449
   Deficit accumulated during development stage                                      (3,133,205)        (2,597,743)
                                                                                 -----------------------------------
        Total members' equity                                                         46,718,244         47,253,706
                                                                                 -----------------------------------
Total Liabilities and Members' Equity                                            $    94,662,069  $      80,018,681
                                                                                 ===================================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended     Quarter Ended
                                                                                    June 30,          June 30,
                                                                                      2008              2007
--------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)        (Unaudited)

Revenues                                                                         $             -  $               -

Operating Expenses

   Professional fees                                                                     255,750             20,638
   General and administrative                                                            592,302            223,947
                                                                                 ----------------    ---------------
        Total                                                                            848,052            244,585

Operating Loss                                                                         (848,052)           (244,585)

Other Income (Expense)

    Other income                                                                         258,400                  -
    Interest income                                                                       23,368            136,196
    Interest expense                                                                           -              (187)
                                                                                 ----------------    ---------------
        Total other income, net                                                          281,768            136,009
                                                                                 ----------------    ---------------
Net Loss                                                                         $    (566,284)     $     (108,576)                                                                                                                    $
                                                                                 ================    ===============
Weighted Average Units
Outstanding--Basic & Diluted                                                               5,229               5,229
                                                                                 ================    ===============
Net Loss Per Unit--Basic & Diluted                                                $        (108)     $          (21)                                                                                                                    $
                                                                                 ================    ===============

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                        Condensed Statement of Operations

-----------------------------------------------------------------------------------------------------------------------
                                                           Six Months           Six Months          From Inception
                                                             Ended                 Ended          (December 15, 2003)
                                                         June 30, 2008         June 30, 2007       to June 30, 2008
-----------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)          (Unaudited)            (Unaudited)

Revenues                                               $              -     $              -     $                -

Operating Expenses
     Professional fees                                          586,076              229,956              1,978,008
     General and administrative                                 887,013              355,109              3,089,085
       Total operating expenses                               1,473,089              585,065              5,067,093

Operating Loss                                              (1,473,089)            (585,065)            (5,067,093)

Other Income (Expense)
     Grant income                                                     -                    -                 40,500
     Other income                                               890,905                    -                890,905
     Interest income                                             46,722              447,950              1,289,862
     Interest expense                                                 -             (47,114)              (287,379)
       Total other income, net                                  937,627              400,836              1,933,888
Net Loss                                               $      (535,462)     $      (184,229)     $      (3,133,205)

Weighted Average Units                                            5,229                5,229                  2,105
Outstanding--Basic & Diluted

Net Loss Per Unit--Basic & Diluted                      $          (102)     $           (35)     $          (1,488)
                                                       =================    =================    ===================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                From Inception
                                                                  Six Months Ended       Six Months Ended     (December 15, 2003)
                                                                      June 30,               June 30,                  to
                                                                        2008                   2007              June 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)            (Unaudited)           (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                         $   (535,462)         $   (184,229)         $ (3,133,205)
   Adjustments to reconcile net loss to net cash used
   in operations:
     Depreciation                                                         13,785                 2,358                24,489
     Interest for line of credit guarantee                                  --                  46,667               279,000
     Interest earned on restricted cash                                  (17,845)                 --                 (17,845)
     Change in assets and liabilities
       Accrued interest receivable                                       (25,849)               12,312               (45,131)
       Receivables--members                                                 --                    (359)                 --
       Inventory                                                      (1,157,191)                 --              (1,157,191)
       Inventory deposit - corn                                             --                (978,032)             (978,032)
       Prepaid expenses and other                                       (113,839)               36,319              (292,360)
       Accounts payable                                                  267,939               (77,687)              554,936
       Accrued interest and other                                        240,842                16,320               351,267
                                                                    ------------          ------------          ------------
          Net cash used in operating activities                       (1,327,620)           (1,126,331)           (4,414,072)

Cash Flows from Investing Activities
   Deposits on land                                                         --                    --                  (5,000)
   Sale of investments                                                     1,000                  --                   1,000
   Payments for restricted short-term investments                           --                (150,000)           (1,073,828)
   Payments for purchase of land                                            --                 (10,331)             (228,834)
   Proceeds from sale of land                                               --                    --                  16,584
   Capital expenditures                                                 (417,622)              (39,370)             (512,885)
   Payments for construction in process                              (20,037,701)          (23,492,790)          (79,077,300)
                                                                    ------------          ------------          ------------
          Net cash used in investing activities                      (20,454,323)          (23,692,491)          (80,880,263)

Cash Flows from Financing Activities
   Debt issuance costs                                                  (111,658)                 --                (902,882)
   Proceeds from notes payable to members                                   --                    --                  15,000
   Proceeds from TIF financing                                              --               6,864,000             4,177,981
   Proceeds from debt issuance costs                                        --              (1,075,301)                 --
   Proceeds from construction loan                                    22,959,090                  --              34,246,069
   Payments on note for land                                                --                    --                (143,600)
   Member contributions                                                     --                    --              49,975,000
   Payments for deferred offering costs                                  (31,390)                 --                (434,941)
                                                                    ------------          ------------          ------------
          Net cash provided by financing activities                   22,816,042             5,788,699            86,932,627

Net Increase (Decrease) in Cash and Equivalents                        1,034,099           (19,030,123)            1,638,292
Cash and Equivalents--Beginning of Period                                604,193            34,395,623                  --
                                                                    ------------          ------------          ------------
Cash and Equivalents--End of Period                                 $  1,638,292          $ 15,395,623          $  1,638,292
                                                                    ============          ============          ============
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest, capitalized as construction in         $       --            $       --            $    157,006
     process
                                                                    ============          ============          ============
Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities
     Deferred offering costs included in accounts payable           $      1,387          $       --            $      1,387
                                                                    ============          ============          ============
     Deposit applied to land purchase                               $       --            $       --            $      5,000
                                                                    ============          ============          ============
     TIF proceeds used for debt issuance costs                      $       --            $       --            $    374,740
                                                                    ============          ============          ============
     TIF proceeds deposited into restricted cash account            $       --            $       --            $  1,549,335
                                                                    ============          ============          ============
     Restricted cash used for interest--capitalized                 $    335,097          $       --            $    633,967
                                                                    ============          ============          ============
     Construction loan proceeds used for interest                   $    714,693          $       --            $    714,693
                                                                    ============          ============          ============
     Land acquired through the issuance of note payable             $       --            $       --            $    143,600
                                                                    ============          ============          ============
     Deferred offering costs offset against equity                  $       --            $       --            $    403,551
                                                                    ============          ============          ============
     Units issued for line of credit guarantee                      $       --            $       --            $    280,000
                                                                    ============          ============          ============
     Construction costs included in accounts payable                $  5,911,166          $ 12,840,652          $  5,911,166
                                                                    ============          ============          ============
     Amortization of financing costs capitalized as CIP             $     62,922          $       --            $     84,732
                                                                    ============          ============          ============

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2007 is derived from
audited  financial   statements.   The  unaudited  interim  condensed  financial
statements  of  Nedak  Ethanol,  LLC (the  "Company")  reflect  all  adjustments consisting  only of normal  recurring  adjustments  that are,  in the opinion of management,  necessary for a fair presentation of financial position and results of  operations  and cash flows.  The results for the three and six month periods ended June 30, 2008 are not  necessarily  indicative  of the results that may be expected  for a full  fiscal  year.  Certain  information  and note  disclosures normally  included in annual  financial  statements  prepared in accordance with accounting  principles  generally  accepted  in the  United  States  of  America
("GAAP") are condensed or omitted  pursuant to the rules and  regulations of the
Securities and Exchange Commission  ("SEC"),  although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial  statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual report for the year ended December 31, 2007 filed on Form 10-KSB with the SEC.

Nature of Business

The  Company,  a Nebraska  limited  liability  company,  was  organized  to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual  life. As of June 30, 2008,  the Company is in the  development  stage with its efforts being  principally  devoted to construction and  organizational activities.  The total cost of the project,  including the  construction  of the ethanol plant and start-up expenses, is expected to approximate $111,600,000 net of anticipated  sales tax refunds and rebates.  The Company expects the plant to be completed and to commence operations during the fourth quarter of 2008.

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

Inventory

Inventory  consists  of raw  materials  and  supplies.  Corn is the  primary raw material and along with other raw  materials,  is stated at the lower of average cost or market on a first-in, first-out (FIFO) basis.

Derivative Instruments

The Company  accounts  for  derivative  instruments  and hedging  activities  in accordance with Statement of Financial  Accounting  Standards  ("SFAS") No. 133,
Accounting for Derivative  Instruments and Hedging Activities,  as amended. SFAS
No. 133 requires the  recognition  of  derivatives  in the balance sheet and the measurement of these instruments at fair value.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

In order for a derivative to qualify as a hedge,  specific  criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge,  depending on the nature of the hedge,  changes in the fair value of the  derivative  will be either  offset against  the  change in fair value of the hedged  assets,  liabilities,  or firm commitments through earnings or recognized in other  comprehensive  income until the  hedged  item is  recognized  in  earnings.  Changes  in the  fair  value of undesignated  derivatives  are  recorded in other  income and expense  since the
Company has not yet commenced operations.

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

The Company has had no  derivative  activity  for the three and six months ended
June 30, 2008. The Company does not have any open positions as of June 30, 2008.

Capitalized Interest

The Company's policy is to capitalize  interest cost incurred on debt during the construction  of  major  projects  exceeding  one  year as  guided  by SFAS  34,
Capitalization  of  Interest  Costs.   Through  June  30,  2008,   approximately
$1,506,000 of incurred interest cost was capitalized to property and equipment.

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
Debt  issuance  costs  will be  amortized  over the life of the loan  using  the effective  interest  method.  There was  approximately  $84,700 of  amortization expenses  related to debt issuance costs on the Company's  credit  agreement for the period ended June 30, 2008 included in capitalized interest.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
No. 157, "Fair Value  Measurements"  ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value,  and expands  disclosure about fair value  measurements.  The  Company  adopted  SFAS 157 as of January 1, 2008 except as noted below,  and it did not have a material  impact on its  financial position and results of  operations.  Relative to SFAS 157, the FASB issued FASB
Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS
No.  13,  "Accounting  for  Leases,"  (SFAS  13)  and its  related  interpretive accounting  pronouncements  that address leasing  transactions,  while FSP 157-2 delays  the  effective  date of the  application  of SFAS  157 to  fiscal  years beginning after November 15, 2008 for all  nonfinancial  assets and nonfinancial liabilities  that are  recognized  or disclosed  at fair value in the  financial statements on a nonrecurring  basis.  The Company adopted SFAS 157 as of January
1, 2008, with the exception of the application of the standard to  non-recurring nonfinancial  assets and  nonfinancial  liabilities.  The  Company is  currently evaluating the effect of SFAS 157 on non-financial assets and liabilities.

In  March  2008,  the  FASB  issued  SFAS  161,  "Disclosures  about  Derivative
Instruments and Hedging  Activities,"  which requires enhanced disclosures about how these  instruments and activities  affect the entity's  financial  position, financial  performance and cash flows. The standard  requires  disclosure of the fair values of  derivative  instruments  and their gains and losses in a tabular format.  It also  provides  more  information  about an  entity's  liquidity  by requiring  disclosure  of  derivative  features  that are  credit  risk-related.
Finally,  it requires  cross-referencing  within  footnotes to enable  financial statement users to locate important  information  about derivative  instruments.
SFAS 161 is  effective  for  financial  statements  issued for fiscal  years and interim  periods  beginning  after November 15, 2008.  Because SFAS 161 requires enhanced  disclosures but does not modify the accounting treatment of derivative instruments and hedging  activities,  the Company  believes the adoption of this standard will have no effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally  Accepted
Accounting  Principles."  This  Statement  identifies  the sources of accounting principles  and the framework  for  selecting  the  principles to be used in the preparation  of  financial  statements  of  nongovernmental  entities  that  are presented in conformity  with generally  accepted  accounting  principles in the
United States.  This Statement is effective 60 days following the SEC's approval of the Public Company  Accounting  Oversight Board amendments to AU Section 411,
"The Meaning of Present Fairly in Conformity With Generally Accepted  Accounting
Principles." The Company does not believe that  implementation  of this standard will have a material effect on its consolidated  financial position,  results of operations or cash flows.

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
(further discussed in Note 4).

The Company filed a Form SB-2  Registration  Statement  with the SEC. The equity offering  was  closed  on  September  28,  2006 with the  issuance  of the 4,794 membership  units totaling  $47,940,000.  The Company  offset  proceeds from the equity offering with offering costs of approximately $404,000.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

In May 2008, the Company commenced a private  offering.  The offering is for the issuance  of up to 1,200  membership  units for sale at $10,000  per  membership unit,  for a maximum of $12 million.  Each  investor  must purchase a minimum of three  membership  units for $30,000 except for existing  members of the Company who may purchase membership units in increments of one. The offering is expected to remain open until December 2008 unless extended or terminated by the Company.
The units  offered  in this  offering  will  have the same  rights,  powers  and privileges as the units currently outstanding.  Five units were issued under the offering after June 30, 2008.

The Company  expects that the proceeds from its public  offering and its current
Private Offering,  combined with the debt financing pursuant to the Facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with  construction of the project and commencement of operations.  To the extent the Company does not raise the entire amount sought under the private  offering, the Company will be less able to utilize hedging of commodity prices,  and could be required to seek  additional  capital through  alternative  equity sources or debt financing.

Losses are  allocated  to all users based upon their  respective  percentage  of units held.

3.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of June 30, 2008 are as follows:

     Construction costs                             $      86,005,920
     Insurance and other costs                                319,003
                                                    --------------------
                                                    $      86,324,923
                                                    ====================

The Company  capitalizes  construction  costs and  construction  period interest
until  the  assets  are  placed  in  service.   The   construction   payable  of
approximately $5,900,000 includes approximately $5,770,000 of retainage.

4.  NOTES PAYABLE

Note Payable to Members

In May 2004,  each of the  initial  15  members  loaned  the  Company  $1,000 in addition to their investment of seed capital.  The unsecured loans bear interest at 5% per annum with principal and interest due on April 8, 2009. If the Company fails to make any payment on the due date,  such amount  shall bear  interest at the rate of 9% per annum until the date of the payment. Accrued interest at June
30, 2008 was approximately $3,100.

Line of Credit

In March  2006,  the Company  entered  into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter to reserve  pipeline space. The
Company may draw up to $150,000 until maturity in May 2009.  Interest is payable upon the lender's  demand or in May 2009 at a rate of 5.1%.  The  agreement  was initially  secured by the  personal  guarantees  of each of the  fourteen  board members and is currently  secured by restricted short term investments  totaling
$150,000. As of June 30, 2008, there were no borrowings  outstanding on the line of credit.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

In August  2007,  the Company  entered into a line of credit  agreement,  with a lender,  in favor of its natural gas transporter for the service of transporting gas. The Company may draw up to $923,828.  Interest is payable upon the lender's demand at a rate of 6.79%.  The  agreement is secured by  restricted  short term investments  of  $923,828.  As of  June  30,  2008,  there  were  no  borrowings outstanding on the line of credit.

5.  LONG-TERM DEBT

In February 2007, the Company entered into a credit  agreement with a lender for a multiple advance construction loan. Under the credit agreement, the lender has provided a construction and term loan of $42,500,000. The Company is required to make interest  payments  during the  construction  phase at the thirty day LIBOR plus 3.4%,  which totaled 5.99% at June 30, 2008.  Upon completion of the plant, the construction and term loan will convert to a permanent ten year term loan of
$32,500,000  and a $10,000,000  revolving  term loan.  As of June 30, 2008,  the
Company had approximately $34,246,000 outstanding on the construction loan.

Term Note

The Company will be required to make 120 level monthly  principal  payments plus accrued interest beginning at the loan conversion date. The Company may elect to fix the interest rate on the loan  conversion  date or any time  thereafter  for five years equal to the yield of the five year rate with the  Federal  Home Loan
Bank of Des Moines,  Iowa plus 3.4%.  The interest  rate will then be subject to adjustment  on the fifth  anniversary  of  initially  fixing the rate.  Once the
Company has maintained an owners' equity of 65%, the margin rate will be reduced by 0.25% per annum and an  additional  0.25% when the Company has  maintained an owners'  equity of 70%.  The  Company  will  also be  required  to make  special principal payments of 40% of Net Available Cash each year unless it maintains an owners' equity ratio of 50%.

Revolving Term Loan

The Company will be required to pay interest on the principal  advances  monthly at the thirty day LIBOR plus 3.4%,  which  totaled  5.99% at June 30, 2008.  The
Company  will  pay a  commitment  fee of  0.25%  on the  unused  portion  of the revolving  promissory  note upon  conversion  to the  revolving  term  loan.  In addition,  the Company will be required to establish and fully fund a $2,400,000
Debt Service Reserve  Account on or prior to the loan conversion  date. Once the
Company receives the State of Nebraska sales tax rebate, the Company will make a principal payment, not subject to prepayment fees, of $2,400,000. The commitment amount  will be  reduced  to an  amount  not to exceed  $7,600,000  and the Debt
Service Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants once the loan is converted to term debt including minimum debt service coverage, working  capital  and net worth as well as  restrictions  on  distributions  and capital expenditures.  The Company has incurred approximately $1,027,400 in loan origination costs on this credit  agreement.  The financing  agreements  contain certain prepayment fees in the first four years of the scheduled payments.

In  connection  with the Company  entering  into an amended  agreement  with its design builder discussed further in Note 7, the Company executed a supplement to the master  credit  agreement in April 2008 in which the lender agreed to forego declaring  a  default.  In lieu of the  forbearance,  the  lender  required  the
Company's board of directors to personally guaranty  approximately $1 million of the amount to be raised by the private offering discussed in Note 2. The Company paid all legal fees and  expenses  associated  with the  amendment as well as an additional  loan  fee of  $250,000  to be  paid in  five  consecutive  quarterly installments  equaling the greater of 50% of earnings or $50,000 per quarter. In addition,  the Company undertook to achieve name plate production within 60 days of its mechanical

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

completion date, agreed to release certain retainage to its design builder,  and agreed to not make  distributions  to its members without the lender's  consent.
The Company has also entered into a control  agreement with the lender where the lender at any time may  implement  the  agreement in which case the lender would have  control  of any cash the  Company  would  have at the  time.  The  Company released  the lender from any claims the Company may have had against the lender as of the date of the  supplement,  and the  Company  assigned to the lender the letters  of credit  issued by its design  builder  and the  builder's  corporate parent.

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

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

The estimated maturities of the long term debt described in Note 5 and 6 at June
30, 2008 are as follows:

       2009                                              $1,626,922
       2010                                               2,969,354
       2011                                               3,162,773
       2012                                               3,369,316
       2013                                               3,589,607
       After 2013                                        26,392,097
                                                --------------------
            Total long-term debt                        $41,110,069
                                                ====================

7.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting
Standard No. 157,  "Fair Value  Measurements"  (SFAS 157),  as it applies to our financial  instruments,  and Statement of Financial Accounting Standard No. 159,
"The Fair  Value  Option  for  Financial  Assets  and  Financial  Liabilities  -
including an amendment of FASB  Statement No. 115" (SFAS 159).  SFAS 157 defines fair  value,  outlines a framework  for  measuring  fair value,  and details the required  disclosures about fair value measurements.  SFAS 159 permits companies to irrevocably  choose to measure certain financial  instruments and other items
at  fair  value.   SFAS  159  also   establishes   presentation  and  disclosure
requirements  designed to  facilitate  comparison  between  entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those  assets and  liabilities  which are  required by  authoritative accounting  guidance to be recorded  at fair value in our  Consolidated  Balance
Sheets,  we have elected not to record any other assets or  liabilities  at fair value,  as permitted by SFAS 159. No events  occurred  during the second quarter
2008 which would  require  adjustment  to the  recognized  balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

The  following  table  provides  information  on those  assets  and  liabilities measured at fair value on a recurring basis.

                                     Carrying Amount In                              Fair Value Measurement Using
                                       Balance Sheet            Fair Value           ----------------------------
                                      June 30, 2008           June 30, 2008     Level 1           Level 2       Level 3
------------------------------------------------------------------------------------------------------------------------
Assets:
Money Market Funds                  $    13,000            $       13,000    $      13,000     $     -         $     -
Certificates of Deposit             $ 1,074,000            $    1,074,000    $   1,074,000     $     -         $     -
Restricted cash -
     Money Market Funds             $   967,000            $      967,000     $    967,000     $     -         $     -

The fair value of the money market funds and  certificates  of deposit are based on quoted market prices in an active  market.  The Company  classifies  these as level 1.

8.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction
services  fixed  price  contract  ("Construction   Contract")  of  approximately
$82,500,000   including  change  orders,   with  an  unrelated  party,   Delta-T
Corporation  ("Delta") for the  construction  of  the ethanol  plant. The
Company paid  approximately  $6,650,000 for a stainless steel  surcharge.  As of
June 30, 2008,  the Company has  incurred  approximately  $77,580,000  under the
Construction Contract,  including approximately $5,700,000 of retainage.  Either party may terminate  the  Construction  Contract for cause,  as specified in the agreement.

In  January  2008,  the  Company  was  informed  by Delta  that it had  incurred substantial  losses on the  project  and in order to  complete  the project in a definitive time frame,  the Company would need to absorb  $5,000,000 of the cost overruns.  In April 2008, the Company  executed an amendment to the Construction
Contract (the "April  Amendment")  agreeing to pay the Delta an incentive fee of
$5,000,000,  of which  $2,000,000 was payable upon final completion of the plant and the  remaining  $3,000,000  was  payable  six months  thereafter,  which was amended as discussed below. In addition,  Delta agreed to pay liquidated damages for each full week after  July 15,  2008 that the  project  is not  mechanically complete,  and to pay  liquidated  damages if the  performance  testing and name plate production was not attained within sixty days after mechanical completion.
The Company is in the process of issuing  additional equity of approximately $12 million to fund the cost increase and other  increased  working capital needs as discussed in Note 2.

As the plant nears completion and performance testing,  additional  negotiations have resulted in agreement between the Company and Delta-T to change some of the terms of the Construction Contract as well as the April Amendment.  On August 4,
2008,  the parties agreed to a mechanical  completion  date of July 28, 2008 and completion of performance testing and obtainment of name plate production within
60 days of that date. The parties agreed that Delta would pay liquidated damages in the amount of $.30 a gallon  for each  gallon of name  plate  production  not obtained  within 60 days of mechanical  completion.  The parties  further agreed that  the  Company  would  pay the  first  $4,000,000  of  retainage  under  the
Construction  Contract by August 6, 2008,  which the Company  complied with, and the  remaining  retainage  of  $1,700,000  is payable upon final  completion  of specified components of the plant. Finally,  payment of the $5,000,000 incentive fee agreed to in the April  Amendment  will be paid 24

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

months after  performance  testing is accepted and complete,  with interest at a rate of 1% over Delta's  corporate  parent's cost of borrowing,  to accrue until final payment.

Plant management agreement

In July 2007, the Company  entered into an agreement with an unrelated party for the operation and management of the Company's  plant. The Company will pay costs plus a fee to recruit,  hire,  train,  and employ all site personal,  until test phase when the fee will  change to a daily  fixed  fee.  After  commencement  of operation  of the  plant,  the fee  becomes a fixed  monthly  payment,  adjusted annually on the anniversary of commencement.  After  commencement of operations, the Company will pay for process  chemicals at a fixed rate per denatured gallon of ethanol  produced.  The Company also has future  obligations for an incentive program that is in effect for the first five years of  operation.  The agreement ends 60 months after  commencement  of  operations  unless  terminated by either party providing 180 days prior written notice.  As of June 30, 2008, the Company has incurred approximately $898,200 for these services.

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

Transportation agreement

In July 2007, the Company  entered into an agreement with a fuel carrier for the transportation  of ethanol from the plant to the load out facility.  The Company will pay a base fee per gallon unloaded plus a surcharge on a "cents per gallon"
basis  above the diesel  fuel base.  The  agreement  is for a three year  period beginning July 2007 and will automatically  renew for additional  one-year terms unless  terminated by either party by written notice no less than 180 days prior to the ending date of the initial three-year term or of any renewal term.

Marketing agreement

In  November  2006,  the Company  entered  into a  marketing  agreement  with an unrelated  party for the sale of all of the  ethanol  the Company is expected to produce.  The Company  agreed to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided. In addition,  the Company agreed to pay the buyer  lease
                                       13

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

fees on 125 rail cars for $675 per car per month. The agreement commences on the first day of ethanol  production and will continue for two years.  The agreement will  automatically  renew for an  additional  one year unless the Company gives four months' written notice.

In  January  2007,  the  Company  entered  into a  marketing  agreement  with an unrelated party to purchase all of the modified wet distillers grains (MWDG) the
Company is expected to produce. The buyer agreed to pay the Company a percentage of the selling price,  subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of
MWDG sold over $50 a ton. The  agreement  commences  three moths after  start-up operations of the plant and continues  for two years.  The agreement  will renew for an  additional  two years  thereafter  unless  either  party has given  four months' written notice.

Grain Procurement

In December 2006, the Company  entered into an agreement with an unrelated party to provide all the necessary  grain required for the production of ethanol.  The
Company  will pay a base price per bushel  subject  to  discounts,  based on the posted cash price from the  Chicago  Board of Trade less the  provider's  posted basis.  The  Company  will  pay a  service  fee of  $0.04  per  bushel  of grain delivered. The initial term of the agreement commenced on the date the agreement was signed and  continues  until the end of the third year  following  the first delivery of grain to the plant.  The agreement will  automatically  renew for an additional two year period  thereafter  unless terminated by either party with a six months' written notice.

In the ordinary course of business, the Company will enter into forward purchase contracts for its  commodity  purchases.  In  accordance  with the SFAS No. 133,
Accounting  for  Derivative  Instruments  and  Hedging  Activities,  as amended, management  considers these forward  contracts to be normal  purchases since the commodity  will be  delivered in  quantities  expected to be used by the Company over a reasonable  period in the normal  course of business.  During the quarter ended June 30, 2008, the Company  purchased  approximately  1,405,000 bushels of corn under  these  contracts.  Due to the delay in the  start-up of the plant as described in Note 7, the Company sold  940,000 of these  bushels  resulting in a net gain of  approximately  $258,400  and  $890,900  for the three and six month periods ended June 30, 2008, respectively.  The Company has entered into forward purchase  contracts to purchase  approximately two million bushels of additional corn at an average cost of $3.93 per bushel for  delivery  between July 2008 and
January 2010. As of June 30, 2008, the Company has paid  approximately  $978,000
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

Results of Operation

     We are  still in the  development  phase and  until  our  ethanol  plant is operational,  we will generate no revenues other than interest  income earned on our cash. During the quarter ended June 30, 2008, we incurred operating expenses of approximately  $848,000,  which consisted  primarily of professional fees and
general  and  administrative  expenses,   resulting  in  an  operating  loss  of
approximately  $848,000.  During the quarter,  we earned net interest  income of approximately  $23,400,  and other income from the sale of corn of approximately
258,400,  resulting in a net loss for the quarter of  approximately  $566,300 or
$108 per weighted  average  Membership  Unit. At June 30, 2008, our  accumulated deficit equaled  $3,133,205.  The results of operations during the quarter ended
June 30, 2008 are not  indicative of the future  results of  operations  that we anticipate for the Company once the ethanol plant begins commercial operations.

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

     As part of our  planning,  we  originally  estimated  that  we  would  need approximately  $78.4  million to purchase  additional  land and to construct and equip the plant, and a total of  approximately  $90 million to cover all capital expenditures  necessary to complete  the project and make the plant  operational and produce revenue.  As our  construction has progressed,  the total amounts we estimate we will need to complete  construction  and  commence  operations  have increased to approximately $111,600,000 primarily due to the $5,000,000 increase in  construction  costs  related to Delta  discussed  below and the  increase in working  capital needs.  To cover these  additional  costs,  we have commenced a private offering of Membership Units under which we intend to raise a maximum of
$12,000,000,   and  which  remains  in  the  initial   stage  (the   "Private
Offering").

     Below is a recap of our progress in implementing  our plan of operations as previously reported as well as recent developments.

     Status of Plant Construction

     On August 9, 2006,  we entered into the  Construction  Contract  with Delta pursuant to which Delta is performing  various  services and  providing  certain equipment necessary for the construction and operation of our ethanol plant. The
Construction  Contract  requires us to pay Delta other  amounts  monthly for the services it renders and the equipment it purchases for  installation  and use at the plant. The total payments to be made under the Construction Contract will be at least $82.5 million (which amount includes the amendments to the Construction
Contract discussed below). The total amount may be increased due to increases in the cost of steel  based on a formula.  Through the second  quarter of 2008,  we
have  incurred  costs  of  approximately   $77,580,000  under  the  Construction
Contract.  The payments also do not include any sales or other taxes that may be assessed and paid by us on the  services  rendered or  materials  and  equipment purchased. Our anticipated total project cost has never been a firm estimate and we expect that it will continue to change from time to time as  construction  of the project progresses.

     As previously reported,  Delta had informed us that it had lost substantial amounts  on our  project,  and,  notwithstanding  the terms of the  Construction
Contract,  in order for Delta to assure us that Delta  would  finish the project within a  definitive  time  period,  we would  need to  absorb  some of the cost overruns incurred by Delta in its performance  under the Construction  Contract.
In exchange for which, we would receive certain  liquidated damages in the event
Delta does not complete the project on time and Delta's parent company  guaranty of Delta's performance under the Construction  Contract. Our agreement to absorb some of these costs is the primary reason we needed to raise  additional  equity under the Private Offering.

     On April 11,  2008,  we  executed  amendment  number 3 to the  Construction
Contract  ("Amendment")  which  provided  that  (i) (a) we  will  pay  Delta  an incentive fee of  $5,000,000  of which  $2,000,000 is due and payable upon final completion  and the  remaining  $3,000,000  is payable  six months  after  final completion, and (b) we executed a promissory note in the amount of $5,000,000 in favor of Delta to memorialize such  obligations,  (ii) the $6,648,320  surcharge payable by us respecting the price of stainless steel was payable upon execution of the  Amendment,  (iii) the  Mechanical  Completion  date (as  defined  in the
Construction  Contract)  was  changed  to July 15,  2008,  (iv) the  Performance
Testing and Name Plate Production  milestones  under the  Construction  Contract were changed to 60 days following Mechanical Completion, (v) Delta agreed to pay us damages  of  $150,000  for each week  after July 15,  2008 for four weeks and
$200,000  per week  thereafter  in the event Delta has not  achieved  Mechanical
Completion by July 15, 2008, until Mechanical Completion is achieved, (vi) Delta agreed to pay us a  per-gallon  charge for each week our plant does not  achieve the  performance  test  and  name  plate  production  level  within  60  days of
Mechanical  Completion,  (vii)  Delta's  corporate  parent,  Bateman  Litwin  NV
("Bateman") will guarantee

Delta's  performance  of the  Construction  Contract (the  "Bateman  Guaranty"),
(viii) the  letters of credit  previously  issued by banks on Delta's  behalf in favor of us would be  extended  until  January 31, 2009 and may be replaced by a single letter of credit from a bank  acceptable to us, (ix) Delta and/or Bateman would cause the Bank of Hapoalim to issue an irrevocable letter of credit in the amount of $8,000,000 and expiring  December 31, 2008, (x) we agreed to pay Delta
$17,000,000  under the Construction  Contract within three days of the Amendment
(which is  inclusive of the  stainless  steel  surcharge  in (ii)  above),  (xi)
retainage  under the  Construction  Contract would be released and paid to Delta upon Mechanical Completion as provided in the Construction  Contract,  and (xii)
Delta agreed to appoint certain personnel to work at our site. To secure payment of the Delta Note,  we executed a Deed of Trust which grants to Delta a security interest  in our  properties  and  which  is  junior  to the  Lender's  security interests, and we committed to actively pursue an early release of the letter of credit referred to above in (ix).

     As  the  plant  nears  completion  and  performance   testing,   additional
negotiations  with Delta-T have  resulted in the parties'  execution of a Second
Letter of Commitment  and Intent dated August 4, 2008 (the "Second  Amendment"), in which the  parties  agreed to  change  some of the terms of the  Construction
Contract as well as the Amendment.  Mechanical  completion has been agreed to as of July 28, 2008.  Payment of the first  $4,000,000 of retainage has been agreed to be paid as of August 6, 2008 with  continued  retained  monies of  $1,700,000 against final completion of several issues.  Further,  payment of the $5,000,000 incentive  fee has been  modified to be 24 months after  performance  testing is accepted and complete with interest to accrue until final payment.

     We  also  estimate  approximately  $4,000,000  in  project  costs  for  the construction of the transload  facility,  rail and other items outside the scope of the Construction Contract.  Included in that amount is approximately $733,000 in equipment we will need to purchase for the transload  facility.  Through June
30, 2008,  we have incurred  approximately  $4,141,000 in costs to construct the transload facility.

     Below is the status of the construction of our plant as of June 2008:

     •    The plant has been declared mechanically complete as of July 28, 2008,
          with  certain   exceptions   for  which   $1,700,000   due  under  the
          Construction Contract has been retained under the Second Amendment.
     •    The  regenerative  thermal dryer  sustained  damage in a wind storm in early June, and $400,000 due under the Construction  Contract has been retained under the Second Amendment until the dryer is operational and proven to meet design performance guarantees.
     •    Under the Second Amendment, all plant tanks will be certified to by an
          independent   engineer,   any  recommendations  for  changes  will  be
          performed  at the  expense  of  Delta,  and  $500,000  due  under  the
          Construction Contract has been retained pending that certification and any modifications.
     •    The rail line  modifications  and the  concrete  work for the  O'Neill transload facility are substantially  complete,  and spill containment needs to be completed at the load out site around the rail car loading station.

     We remain in the development phase, and until the proposed ethanol plant is operational,  we will generate no revenue other than interest income and changes in our forward contracts. We anticipate that accumulated losses will continue to increase until the ethanol plant is  operational.  The expected  completion date for the  ethanol  plant was moved back by nine  months as a result of  equipment delays and Delta's cost overruns discussed  previously.  We currently anticipate that the plant will be completed and commence  operations in the fourth  quarter of 2008.

Liquidity and Capital Resources

     Sources and Uses

     The following  table shows the sources of our liquidity in connection  with the  construction of our ethanol plant and  commencement of its operations.  The following table assumes $12,000,000 is raised in the Private Offering.

 Sources of Funds                                                               Amount
------------------------------------------------------------------------------------------------

 Equity Offering Gross Proceeds                                                   $7,940,000
 Seed Round Private Offering Gross Proceeds                                       $2,035,000
 Debt Financing                                                                  $42,500,000
 TIF Note Financing (1)                                                           $4,940,000
 Other (2)                                                                        $1,208,000
 Corn Contract Income (3)                                                         $1,000,000
 Private Placement Offering                                                      $12,000,000
---------------------------------------------------------------------------------------------
 Total Sources of Funds (4)                                                     $111,623,000

Uses of Funds                                                                   Amount
------------------------------------------------------------------------------------------------

Costs of Equipment and Construction of Ethanol Plant                             $83,976,548
Land and Site Preparation                                                         $1,686,702
Engineering and Architectural Fees                                                  $938,526
Bonding and Insurance                                                               $350,000
Rolling Stock, Office Equipment, Water Treatment                                    $865,200
Transload Facility                                                                $4,255,600
Contingency Reserve (5)                                                             $414,000
Capitalized Interest and Financing Costs                                          $2,559,400
Start-up Expenses:  Working Capital and Inventory through first month of
production (5)                                                                   $12,069,312
Cash Reserves, Management, Accounting, Legal and Other (5)                        $4,507,712
---------------------------------------------------------------------------------------------
Total Uses of Funds                                                             $111,623,000

(1)   See discussion regarding TIF Note below.
(2)   As previously reported, this amount includes a $15,000 aggregate loan from
      our   Directors,   and   $1,193,000  in  interest   received  on  investor
      subscriptions in our public offering through December 31, 2007.
(3)   This income, which will be recognized in 2008, is attributable to the sale of our forward grain  contracts for corn we have not yet required  because we are not operational.
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

     Unit Offerings

     We were initially  capitalized by our founding  Members  through seed round equity offerings.  Under a registration  statement filed with the Securities and
Exchange  Commission  ("SEC") in December 15, 2005,  we issued 4,794  Membership
Units for gross proceeds $47,940,000,  resulting in net proceeds of $47,536,000.
In May 2008, we commenced the Private  Offering for up to 1,200 Membership Units
for sale at $10,000 per Unit,  with an  aggregate  maximum of  $12,000,000.  The
Units  offered in the Private  Offering  will have the same  rights,  powers and privileges as the Units currently  outstanding.  Five additional units were sold to three existing members for an aggregate of $50,000 after June 30, 2008.

     Facility

     On February 14, 2007,  we entered into (i) a Master Credit  Agreement  (the
"Credit Agreement"),  (ii) a First Supplement to Master Credit Agreement ("First
Supplement"),  and (iii) a Second Supplement to Master Credit Agreement ("Second
Supplement")  together with the First Supplement and the Credit  Agreement,  the
("Loan  Agreements")  with Farm Credit Services of Grand Forks,  FLCA ("Lender")
regarding our senior secured credit facility  ("Facility")  for the provision of construction and permanent debt financing for our ethanol plant.  Because of the expected  construction  costs,  we  anticipate  borrowing  the full  $42,500,000 available  under the  Facility.  The  Facility  consists  of a multiple  advance
construction   loan  during  the  construction   period;   and  at  construction
completion,  conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan,  subject to certain conditions. As of June 30, 2008, we have drawn approximately $34,246,000 on the Facility.

     In  connection  with the Lender's  consent  granted to us to enter into the
Amendment,  we and the Lender  executed the Third  Supplement and Forbearance to the Master Credit Agreement on April 11, 2008 (the "Third Supplement") which, in addition  to  imposing  various  conditions  on our  obligations  under the Loan
Agreements,  amends the Loan  Agreements  as follows:  (i) we covenant to attain
Mechanical  Completion under the Construction Contract by July 15, 2008, (ii) we covenant  to achieve  100% name  plate  production  within 60 days of  achieving
Mechanical  Completion  and maintain  100% name plate  production  indefinitely,
(iii) we may not make  distributions to our Members without the Lender's written approval,  (iv) we agreed to release certain  retainage to Delta upon Mechanical
Completion as provided in the Construction Contract, (v) we released Lender from any  claims  we may  have  had  against  Lender  as of  the  date  of the  Third
Supplement,  and (vi) we  assigned  to Lender the  letters  of credit  issued by
Bateman and Delta, as dicussed above. As part of the Lender's agreement to enter into the Third Supplement,  the Lender required us to raise $2,000,000 in equity by July 15, 2008 (the "Equity Amount") in order to make the incentive payable to
Delta  referenced  above.  The Lender also required  certain of our directors to individually and personally guaranty to Lender a specified portion of the Equity
Amount.  In addition,  the Lender  required us to assign to Lender our rights in the Bateman  Guaranty  and a letter of intent  which sets forth the terms of the above-described  Amendment.  The Lender also required us and our President,  Mr.
Jerome  Fagerland,  to enter into a Control  Agreement dated April 11, 2008 with
Lender (the  "Control  Agreement"),  under which we pledged  certain cash to the
Lender as collateral for the loans advanced pursuant to the Third Supplement.

     Based upon subsequent  events, we expect that Lender will consent to modify the foregoing Third  Supplement  requirements to comport with the changes to the
Construction Contact discussed above respecting the Second Amendment.

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

     Under  the   Facility,   we  are   required  to  make   certain   customary
representations and are subject to customary affirmative and negative covenants, including  restrictions on our ability to incur debt,  create liens,  dispose of assets, pay distributions and to make capital expenditures, and customary events of default  (including  payment  defaults,  covenant  defaults,  cross defaults, construction  related  defaults and  bankruptcy  defaults).  The  Facility  also
contains  financial  covenants   including  minimum  working  capital,   certain
reserves,  minimum current assets to current

liabilities,  minimum  tangible net worth,  minimum  owners'  equity ratio and a minimum fixed charge coverage ratio. A portion of the Facility was  participated out to financial institutions other than the Lender.

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

     Commodity Price Risk

     Once  operational,  we will be exposed to market  risk with  respect to the price of ethanol, our principal product, and the price and availability of corn, the principal  commodity to be used by us to produce ethanol.  Our other primary product is distillers grains, and we will also be subject to market risk with respect to the price for distillers grains. In general,  rising ethanol and distillers  grains prices should result in higher profit margins,  and therefore represent favorable market conditions. Ethanol and distillers grains prices are, however,  influenced by various  factors  beyond the control of our  management, including the supply and demand for gasoline,  the  availability  of substitutes and the effects of laws and regulations.

     Generally speaking,  rising corn prices will result in lower profit margins
and,   accordingly,   would  represent   unfavorable  market  conditions.   Once
operational, we will generally not be able to pass along increased corn costs to our ethanol  customers.  The  availability  and price of corn is subject to wide fluctuations due to various  unpredictable factors which are beyond our control, including weather conditions,  farmer planting decisions,  governmental policies with respect to  agriculture  and local,  regional,  national and  international trade,  demand and supply.  Over the five year period  from  September  30, 2001 through  September  30, 2006,  corn prices  (based on the Chicago Board of Trade
("CBOT")  daily  futures data) ranged from a low of $1.86 per bushel in November
2005 to a high of $3.35 per bushel in April 2004,  with prices  averaging  $2.30 per bushel over that five year period.  On December 7, 2007,  the CBOT price per bushel of March 2008 corn was $4.15,  and on August 7, 2008,  the CBOT price per bushel of December  2008 corn was $5.36.  Once we are  operational,  we estimate that corn costs will  represent  approximately  70% of our total  annual cost of goods.

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

Item 4(T).  Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls and  procedures (as defined in Rule 15d-15 under the under the Exchange
Act, as of June 30, 2008. Based upon this review and evaluation,  these officers believe that our disclosure  controls and procedures are presently  effective in ensuring  that  material  information  related  to  us is  recorded,  processed, summarized and reported within the time periods  required by the forms and rules of the Securities and Exchange Commission.

     Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been  no  change  that  has  materially  affected  or is  reasonably  likely  to materially affect our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

     None.

Item 1A.  Risk Factors.

     Not applicable.

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
10(i).1   Engineering,   Procurement  and  Construction   Services  Fixed  Price
          Contract dated August 9, 2006 with Delta-T  Corporation  (incorporated by reference  to Exhibit 10.2 of Report on Form 10-QSB filed  November
          20, 2006).  Portions of the Agreement have been omitted  pursuant to a request for confidential treatment.
10(i).2   Change Orders dated  October 25, 2006,  November 20, 2006 and December
          14, 2006 to Engineering,  Procurement and Construction  Services Fixed
          Price  Contract   dated  August  9,  2006  with  Delta-T   Corporation
          (incorporated by reference to exhibit 10.6 to Report on Form 8-K filed
          February 20, 2007).
10(i).3   Amendment No. 3 to Engineering,  Procurement and Construction Services
          Fixed  Price  Contract   between  NEDAK   Ethanol,   LLC  and  Delta-T
          Corporation dated April 11, 2008 (incorporated by reference to Exhibit
          10.3 of Report on Form 8-K filed April 15, 2008).
10(i).4   Second Letter of Commitment and Intent between NEDAK Ethanol,  LLC and
          Delta-T Corporation dated August 4, 2008 (incorporated by reference to
          Exhibit 10.4 of Report on Form 8-K filed August 6, 2008).
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

                                        NEDAK ETHANOL, LLC

Date: August 14, 2008                   /s/ Jerome Fagerland
                                        ----------------------------------------
                                        Jerome Fagerland, President

Date: August 14, 2008                   /s/ Timothy Borer
                                        ----------------------------------------
                                        Timothy Borer, Treasurer and Secretary

