Form 10-Q/A
period 2008-03-31
NEDAK ETHANOL, LLC
filed 2009-01-16
CIK 1337226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q / A
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

                                EXPLANATORY NOTE

This  Amendment  No. 1 to the  Company's  Quarterly  Report on Form 10-Q for the
fiscal quarter ended March 31, 2008, as filed by the Company on May 15, 1008, is being filed to amend and restate Items 1, 2 and 4(T) only.

On December 19, 2008, the audit committee of NEDAK Ethanol,  LLC  (the"Company")
concluded that the Company's financial statements filed in its quarterly reports for the fiscal quarters ending March 31, 2008 and June 30, 2008 contained errors and  accordingly  should not be relied upon. The Company's  audit  committee has discussed with the Company's  independent  registered public accounting firm the information contained in this report.

While  management was preparing the Company's  quarterly report on form 10-Q for the  period  ending  September  30,  2008,  they  discovered  that  the  Company incorrectly  accounted for the gain  recognized  from the sale of corn purchased that the  Company  was  unable  to use in  operation.  This  corn was  purchased pursuant to forward  contracts  entered into in  anticipation of commencement of operations.  The Company initially reported the gains as other income during the first quarter of 2008 of  approximately  $633,000.  These gains should have been offset by the initial  investment  that was  recorded  when the  contracts  were purchased.  The  correction  resulted in a net other expense of $320,968 for the quarter  ended March 31, 2008.  The audit  committee  has approved  amending the first and second quarter 10-Q filings due to  management's  belief that the gain initially recognized is materially misstated.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number  Item Matter                                                        Page Number

Item 1.      Financial Statements.                                                    1

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                              14

Item 4(T).   Controls and Procedures.                                                21

                           PART II--OTHER INFORMATION

Item 6.      Exhibits.                                                               21

Signatures                                                                           23

                          PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                             Condensed Balance Sheet

--------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,       December 31,
ASSETS                                                                                2008              2007
--------------------------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)       (Audited)
Current Assets
 Cash and equivalents                                                               $    127,792  $         604,193
 Restricted short term investment                                                      1,073,828          1,073,828
 Restricted cash - TIF                                                                   586,806            582,561
 Accrued interest receivable                                                              32,207             19,282
 Inventory - corn contracts                                                              352,660            978,032
 Other receivable                                                                        493,500                  -
 Prepaid expenses and other                                                              289,169            178,521
                                                                                 -----------------------------------
          Total current assets                                                         2,955,962          3,436,417

 Property and Equipment
 Land                                                                                    360,850            360,850
 Office equipment                                                                         64,034             61,833
 Vehicles                                                                                 33,430             33,430
 Construction in process                                                              83,244,079         74,084,482
 Construction in process - related parties                                                95,826             95,129
                                                                                 -----------------------------------
                                                                                      83,798,219         74,635,724
 Less accumulated depreciation                                                          (27,096)           (10,704)
                                                                                 -----------------------------------
  Net property and equipment                                                          83,771,123         74,625,020

 Other Assets
 Deferred offering costs                                                                  21,045                  -
 Restricted cash - TIF                                                                   706,879            701,767
 Debt issuance costs, net of amortization                                              1,300,312          1,255,477
                                                                                 -----------------------------------
  Total other assets                                                                   2,028,236          1,957,244
                                                                                 -----------------------------------
          Total Assets                                                           $    88,755,321  $      80,018,681
                                                                                 ===================================

--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
 Current Liabilities
 Accounts payable                                                                $       759,822  $         158,204
 Accounts payable - related party                                                        199,447            128,793
 Construction payable                                                                 23,500,190         14,916,267
 Accrued interest and other                                                              235,082            110,425
 Current maturities of long-term debt                                                    369,684            516,582
                                                                                 -----------------------------------
  Total current liabilities                                                           25,064,225         15,830,271
 Notes payable - members                                                                  15,000             15,000
 Long-term debt, net of current maturities                                            17,345,041         16,919,704
 Commitments and Contingencies
 Members' Equity
 Member contributions, net of cost of raising capital, 5,229 units outstanding        49,851,449         49,851,449
 Deficit accumulated during development stage                                        (3,520,394)        (2,597,743)
                                                                                 -----------------------------------
  Total members' equity                                                               46,331,055         47,253,706
                                                                                 -----------------------------------
Total Liabilities and Members' Equity                                            $    88,755,321  $      80,018,681
                                                                                 ===================================
Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                        Condensed Statement of Operations

-----------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended        Quarter Ended        From Inception
                                                            March 31,            March 31,        (December 15, 2003)
                                                              2008                 2007            to March 31, 2008
-----------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)          (Unaudited)            (Unaudited)

Revenues                                               $              -     $              -     $                -

Operating Expenses
     Professional fees                                          330,326              209,318              1,722,258
     General and administrative                                 294,711              131,161              2,496,783
                                                       -----------------    -----------------    -------------------
       Total                                                    625,037              340,479              4,219,041
                                                       -----------------    -----------------    -------------------
Operating Loss                                                (625,037)             (340,479)            (4,219,041)

Other Income (Expense)
     Grant income                                                     -                    -                 40,500
     Interest income                                             23,354              311,753              1,266,494
     Interest expense                                                 -             (46,927)              (287,379)
     Other expense                                            (320,968)                    -              (320,968)
                                                       -----------------    -----------------    -------------------
       Total                                                  (297,614)              264,826                698,647
                                                       -----------------    -----------------    -------------------
Net Loss                                               $      (922,651)     $       (75,653)     $      (3,520,394)
                                                       =================    =================    ===================
Weighted Average Units
Outstanding--Basic and Diluted                                     5,229                5,229                  1,923
                                                       =================    =================    ===================
Net Loss Per Unit--Basic and Diluted                    $       (176.45)     $        (14.47)     $       (1,830.68)
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
                                                                                                                 March 31, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)            (Unaudited)            (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                          $   (922,651)           $   (75,653)           $  (3,520,394)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                          16,392                     611                  27,096
     Interest for line of credit guarantee                                      -                  46,667                 279,000
     Interest earned on restricted cash                                    (9,357)                      -                 (9,357)
     Change in assets and liabilities
       Accrued interest receivable                                       (12,925)                (57,666)                (32,207)
       Inventory - corn contracts                                         625,372               (978,032)               (352,600)
       Other receivables                                                (493,500)                       -               (493,500)
       Prepaid expenses and other                                       (110,648)                  20,150               (289,169)
       Accounts payable                                                   584,550                  51,214                 871,547
       Accrued interest and other                                         124,657                   4,912                 235,082
                                                                 ------------------       -----------------     -------------------
          Net cash used in operating activities                          (198,110)               (987,797)            (3,284,562)

Cash Flows from Investing Activities
   Deposits on land                                                             -                     -                   (5,000)
   Purchase of investment                                                       -                     -                   (1,000)
   Payments for restricted short-term investments                               -                     -               (1,073,828)
   Payments for purchase of land                                                -                 (10,331)              (228,834)
   Proceeds from sale of land                                                                            -                 16,584
   Capital expenditures                                                    (2,201)                 (3,614)               (97,464)
   Payments for construction in process                                  (276,090)               (342,695)           (59,252,617)
                                                                 ------------------       -----------------    -------------------
          Net cash used in investing activities                          (278,291)               (356,640)            (60,642,159)
Cash Flows from Financing Activities
   Debt issuance costs                                                          -                (651,750)               (900,547)
   Proceeds from short term bank note                                           -                     -                     38,500
   Payments on short term bank note                                             -                     -                   (38,500)
   Proceeds from notes payable to members                                       -                     -                     15,000
   Proceeds from TIF financing                                                  -                     -                  4,939,925
   Proceeds from construction loan                                              -                     -                 10,572,286
   Payments on note for land                                                    -                     -                  (143,600)
   Member contributions                                                         -                     -                 49,975,000
   Payments for deferred offering costs                                         -                     -                 (403,551)
                                                                 ------------------       -----------------    -------------------
          Net cash provided by (used in) financing activities                   -                 (651,750)             64,054,513
Net Increase (Decrease) in Cash and Equivalents                          (476,401)              (1,996,187)               127,792
Cash and Equivalents--Beginning of Period                                  604,193               34,395,623                     -
                                                                 ------------------       -----------------    -------------------
Cash and Equivalents--End of Period                              $         127,792        $     32,399,436     $          127,792
                                                                 ==================       =================    ===================
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest, capitalized as construction in      $              -         $            -        $         157,006
     process                                                     ==================       =================    ===================
Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities
     Deferred offering costs included in accounts payable        $          21,045        $              -     $           21,045
                                                                 ==================       =================    ===================
     Deposit applied to land purchase                            $               -        $              -     $            5,000
                                                                 ==================       =================    ===================
     Debt issuance costs in accounts payable                     $          66,677        $         58,214     $           66,677
                                                                 ==================       =================    ===================
     TIF proceeds used for debt issuance costs                   $               -        $              -     $          374,740
                                                                 ==================       =================    ===================
     TIF proceeds deposited into restricted cash account         $               -        $              -     $        1,549,335
                                                                 ==================       =================    ===================
     Restricted cash used for interest--capitalized              $               -        $              -     $          265,007
                                                                 ==================       =================    ===================
     Construction loan proceeds used for interest--capitalized   $         278,439        $              -     $          278,439
                                                                 ==================       =================    ===================
     Land acquired through the issuance of note payable          $               -        $              -     $          143,600
                                                                 ==================       =================    ===================
     Deferred offering costs offset against equity               $               -        $              -     $          403,551
                                                                 ==================       =================    ===================
     Units issued for line of credit guarantee                   $               -        $              -     $          280,000
                                                                 ==================       =================    ===================
     Construction costs included in accounts payable             $      23,500,190        $     19,290,439     $       23,500,190
                                                                 ==================       =================    ===================
     Amortization of financing costs capitalized as CIP          $          21,842        $              -     $           43,652
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

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements,  other than the adjustment to reflect the proper accounting for the  Company's  forward corn  contracts,  consist  only of normal  recurring adjustments.

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

                                 Carrying Amount In
                                  Balance Sheet              Fair Value          Fair Value Measurement Using
                                 March 31, 2008 March 31, 2008     Level 1           Level 2       Level 3
---------------------------------------------------------------------------------------------------------------------------------
Assets:
Money Market Funds         $       13,000       $        13,000   $    13,000     $     -         $     -
Certificates of Deposit    $    1,074,000       $     1,074,000   $ 1,074,000     $     -         $     -
Restricted cash -
     Money Market Funds    $    1,294,000       $    1,294,000    $ 1,294,000     $     -         $     -

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

In January 2008, the Company was informed by the contractor that it had incurred substantial  losses on the  project  and in order to  complete  the project in a definitive time frame, the Company would need to absorb $5,000,000 of the

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

cost overruns.  In April 2008, the Company  executed  amendments to the original contract  agreeing to pay the contractor an incentive fee of $5,000,000 of which
$2,000,000  is payable  upon  final  completion  of the plant and the  remaining
$3,000,000  is payable six months  thereafter.  In  addition,  the Company  will receive  liquidated  damages  for each full week  after  July 15,  2008 that the project is not mechanically  complete.  The Company will also receive liquidated damages if the  performance  testing and name plate  production  is not attained within  sixty days after  mechanical  completion.  The Company  intends to issue additional  equity of  approximately  $12 million to fund the cost  increase and other increased working capital needs as discussed in Note 2.

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

In  January  2007,  the  Company  entered  into a  marketing  agreement  with an unrelated party to purchase all of the modified wet distillers grains (MWDG) the
Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price,  subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of
MWDG sold over $50 a ton. The  agreement  commences  three months after start up operations of the plant and continues for two years.  The agreement  shall renew for an  additional  two years there  after  unless  either  party has given four months written notice.

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

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2008

In February 2007, the Company  purchased forward contracts for 3,135,000 bushels with delivery dates between  October 2007 and December 2010 for  $1,306,100,  of which $978,000 was paid in cash and $328,000 is included in accounts  payable as of March 31,  2008.  During the  quarter,  the Company  purchased  approximately
2,195,000  bushels  of corn  under  these  contracts.  Due to the  delay  in the start-up  of the plant as  described  above,  the  Company  sold  these  bushels resulting  in a net  loss  of  approximately  $321,000  for the  quarter,  which includes the net investment in the respective  corn  contracts.  $493,500 of the proceeds is included in other receivables at March 31, 2008. The remaining value of the original forward contracts purchased from the Company's grain procurement agent  in  February  2007  that are  still  open as of March  31,  2008  totaled
$352,660.

As of March 31, 2008, the Company has commitments on forward purchase  contracts to purchase  2,079,000  bushels of corn at an average  price of $3.78 per bushel for delivery between April 2008 and December 2010.

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

Results of Operation

     We are  still in the  development  phase and  until  our  ethanol  plant is operational,  we will generate no revenues other than interest  income earned on our cash and the sale of corn.  During the  quarter  ended  March 31,  2008,  we incurred operating expenses of approximately $625,000, which consisted primarily of professional fees and general and  administrative  expenses,  resulting in an operating  loss of  approximately  $625,000.  During the quarter,  we earned net interest  income of  approximately  $23,400 and incurred  other expense from the sale of corn  approximately  $321,000,  which includes the net investment in the
respective   corn   contracts,   resulting  in  net  loss  for  the  quarter  of
approximately  $923,000 or $176 per weighted  average  Membership Unit. At March
31, 2008, our accumulated deficit equaled $3,520,394.  The results of operations during the quarter ended March 31, 2008 are not indicative of the future results of operations  that we anticipate  for the Company once the ethanol plant begins commercial operations.

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

     We remain in the development phase and, until the proposed ethanol plant is operational,  we will generate no revenue other than interest income and changes in our forward contracts. We anticipate that accumulated losses will continue to increase until the ethanol plant is  operational.  The expected  completion date for the  ethanol  plant was moved  back by six  months as a result of  equipment delays and Delta's cost overruns discussed  previously.  We currently anticipate that the plant will be completed and commence operations in the third quarter of
2008.

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

Sources of Funds                                                                          Amount
-------------------------------------------------------------------------------------------------------
    Equity Offering Gross Proceeds                                                       $  47,940,000
    Seed Round Private Offering Gross Proceeds                                           $   2,035,000
    Debt Financing                                                                       $  42,500,000
    TIF Note Financing (1)                                                               $   4,940,000
    Other (2)                                                                            $   1,208,000
    Corn Contract Proceeds (3)                                                           $   1,000,000
    Private Offering                                                                     $  12,000,000
-------------------------------------------------------------------------------------------------------
    Total Sources of Funds (4)                                                           $ 111,623,000

Uses of Funds                                                                             Amount
-------------------------------------------------------------------------------------------------------
Costs of Equipment and Construction of Ethanol Plant                                     $ 83,976,548
Land and Site Preparation                                                                $  1,686,702
Engineering and Architectural Fees                                                       $    938,526
Bonding and Insurance                                                                    $    350,000
Rolling Stock, Office Equipment, Water Treatment                                         $    865,200
Transload Facility                                                                       $  4,255,600
Contingency Reserve (5)                                                                  $    414,000
Capitalized Interest and Financing Costs                                                 $  2,559,400
Start-up Expenses:  Working Capital and Inventory through first month of production (5)  $ 12,069,312
Cash Reserves, Management, Accounting, Legal and Other (5)                               $  4,507,712
------------------------------------------------------------------------------------------------------
Total Uses of Funds                                                                      $111,623,000

     (1)  See discussion regarding TIF Note below.
     (2)  As previously reported,  this amount includes a $15,000 aggregate loan from our Directors,  and  $1,193,000 in interest  received on investor subscriptions in our public offering through December 31, 2007.
     (3)  These  proceeds  are  attributable  to the sale of our  forward  grain contracts  for  corn  we  have  not yet  required  because  we are not operational.
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

Item 4(T).  Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls and  procedures (as defined in Rule 15d-15 under the under the Exchange
Act of 1934),  as of March 31,  2008.  Based upon this  review  and  evaluation, except for the material weakness in internal control over financial reporting as discussed  below,  these  officers  believe  that our  disclosure  controls  and procedures are presently effective in ensuring that material information related to us is recorded,  processed,  summarized and reported  within the time periods required by the forms and rules of the SEC.

     While  preparing the third quarter Form 10-Q report,  we discovered that we erroneously  reported  gains in the first and  second  quarters  of fiscal  2008 relating  to the sale of corn not needed  for  production,  and such  discovery, required  amending  the 10-Q  filings  for both the first and second  quarter of fiscal 2008.  As a result of a review of our  principal  executive and financial officers,  we attribute  those  reporting  errors to a material  weakness in our recordkeeping and our procedures utilized to assure that information required to be disclosed is recorded and processed within the time periods  specified in the
Commission's  rules and forms. A material weakness is a significant  deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material  misstatement of the financial statements will not be prevented or detected by the entity's internal control.  In connection with this material  weakness and as a result of the error in reporting  gains in the first and second quarter of 2008, our principal  executive and financial officers have concluded that our disclosure  controls and procedures  were not effective,  for the quarterly period ending March 31, 2008.

Changes in Internal Control Over Financial Reporting

     Management  of the Company has  evaluated,  with the  participation  of the
President  of the Company,  any change in the  Company's  internal  control over financial  reporting  (as defined in Rules  13a-15(f)  and  15d-15(f)  under the
Exchange Act of 1934) that occurred  during the period covered by this Quarterly
Report on Form 10-Q/A.  Except for the material  weakness  identified during the quarter ended September 30, 2008 and discussed above in item 4(T),  there was no change in the Company's internal control over financial reporting  identified in that evaluation that occurred during the fiscal period covered by this Quarterly
Report on Form 10-Q/A that has materially  affected,  or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     In 2008,  we have added an internal  controller  position  to provide  more effective  internal  controls over financial  reporting,  which has enhanced our capabilities  in this  regard  and has  decreased  the  extent  to which we were required to rely upon outside assistance in our financial  reporting  processes.
Furthermore,  with respect to the above-identified  weaknesses, we have recently implemented the following procedures with the assistance of an internal controls consultant to correct the weaknesses identified above:

     •    All corn contracts are reviewed by the Company's controller.
     •    Corn is received  against these  contracts  using the Company's  grain receiving software.
     •    Information  respecting  the  receipt  of  corn  is  forwarded  to the
          Company's grain agent for confirmation.
     •    The  Company's  grain  agent  invoices  the Company and the invoice is matched against what was forwarded to the Company's grain agent.
     •    Grain  invoices  are then  paid  with the  chief  executive  officer's approval.

                                     PART II

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

4(ii).1    Third  Supplement  and  Forbearance  to the Master Credit  Agreement,
           dated April 11, 2008 between NEDAK  Ethanol,  LLC and AgCountry  Farm
           Credit  Services,  FCA (f/k/a  Farm Credit  Services of Grand  Forks,
           FLCA)  (incorporated  by reference to Exhibit 10.11 of Report on Form
           8-K filed April 15, 2008).
4(ii).2    Collateral Assignment dated April 11, 2008 made by NEDAK Ethanol, LLC in favor of AgCountry  Farm Credit  Services,  FCA  (incorporated  by reference  to  Exhibit  10.14 of Report  on Form 8-K filed  April 15,
           2008).
4(ii).3    Control  Agreement dated April 11, 2008 between AgCountry Farm Credit
           Services,  FCA, NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference  to Exhibit  10.15 of Report on Form 8-K filed April 15,
           2008).
10(i).1    Form of Guaranty in favor of  AgCountry  Farm  Credit  Services,  FCA
           (incorporated  by  reference  to Exhibit  10.12 of Report on Form 8-K filed April 15, 2008).
10(i).2    Amendment No. 3 to Engineering, Procurement and Construction Services
           Fixed  Price  Contract   between  NEDAK  Ethanol,   LLC  and  Delta-T
           Corporation  dated  April 11,  2008  (incorporated  by  reference  to
           Exhibit 10.3 of Report on Form 8-K filed April 15, 2008).
10(i).3    Guaranty  dated April 11, 2008 made by Bateman  Litwin NV in favor of
           NEDAK  Ethanol,  LLC  (incorporated  by  reference to Exhibit 10.9 of
           Report on Form 8-K filed April 15, 2008).
10(i).4    Deed of Trust  dated  April 11,  2008 made by NEDAK  Ethanol,  LLC in favor of Delta-T  Corporation  (incorporated  by reference to Exhibit
           10.10 of Report on Form 8-K filed April 15, 2008).
10(i).5    Promissory  Note dated April 11, 2008 made by NEDAK  Ethanol,  LLC in favor of Delta T  Corporation  (incorporated  by reference to Exhibit
           10.13 of Report on Form 8-K filed April 15, 2008).
10(i).6    Amendment  dated  March  5,  2008  between  NEDAK  Ethanol,  LLC  and
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

                                         NEDAK ETHANOL, LLC

Date: January 16, 2009                   /s/ Jerome Fagerland
                                         --------------------
                                         Jerome Fagerland, President

Date: January 16, 2009                   /s/ Timothy Borer
                                         -----------------
                                         Timothy Borer, Treasurer and Secretary