Form 10-Q/A
period 2008-06-30
NEDAK ETHANOL, LLC
filed 2009-01-16
CIK 1337226

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No |X| As of August 8, 2008, the issuer
had 5,233 Membership Units issued and outstanding.

                                EXPLANATORY NOTE

This  Amendment  No. 1 to the  Company's  Quarterly  Report on Form 10-Q for the
fiscal  quarter ended June 30, 2008, as filed by the Company on August 14, 1008, is being filed to amend and restate Items 1, 2 and 4(T).

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

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number          Item Matter                                    Page Number

Item 1.              Financial Statements.                                1

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of                  16
                     Operations.

Item 4(T).           Controls and Procedures.                            22

                           PART II--OTHER INFORMATION

Item 6.              Exhibits.                                           23

Signatures                                                               24

                          PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                             Condensed Balance Sheet
--------------------------------------------------------------------------------------------------------------------
                                    ASSETS                                          June 30,        December 31,
                                                                                      2008              2007
-------------------------------------------------------------------------------- ---------------- ------------------

                                                                                     (Unaudited)        (Audited)
Current Assets
 Cash and equivalents                                                            $     1,638,292       $    604,193
 Restricted short term investment                                                      1,073,828          1,073,828
 Restricted cash - TIF                                                                   590,827            582,561
 Accrued interest receivable                                                              45,131             19,282
 Inventory - corn contracts                                                              300,260            978,032
 Inventory                                                                             1,209,591                  -
 Prepaid expenses and other                                                              291,360            178,521
                                                                                 -----------------------------------
          Total current assets                                                         5,149,289          3,436,417
Property and Equipment
 Land                                                                                    360,850            360,850
 Office Equipment                                                                        173,093             61,833
 Buildings                                                                               306,362                  -
 Vehicles                                                                                 33,430             33,430
 Construction in process                                                              86,229,097         74,084,482
 Construction in process - related parties                                                95,826             95,129
                                                                                 -----------------------------------
                                                                                      87,198,658         74,635,724
 Less accumulated depreciation                                                          (24,489)           (10,704)
                                                                                 -----------------------------------
  Net property and equipment                                                          87,174,169         74,625,020

 Other Assets
 Deferred offering costs
                                                                                          32,777                  -
 Restricted cash - TIF
                                                                                         376,249            701,767
 Debt issuance costs, net of amortization                                              1,304,213          1,255,477
                                                                                 -----------------------------------
  Total other assets                                                                   1,713,239          1,957,244
                                                                                 -----------------------------------
          Total Assets                                                           $    94,036,697       $ 80,018,681
                                                                                 ===================================
LIABILITIES AND MEMBERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
 Current Liabilities
 Accounts payable                                                                $       684,977       $    158,204
 Accounts payable - related party                                                        199,447            128,793
 Construction payable                                                                  5,911,166         14,916,267
 Accrued interest and other                                                              351,267            110,425
 Notes payable - members                                                                  15,000                 --
 Current maturities of long-term debt                                                  1,626,922            516,582
                                                                                 -----------------------------------
 Total current liabilities                                                             8,788,779         15,830,271
 Notes payable - members                                                                      --             15,000
 Long-term debt, net of current maturities                                            39,483,147         16,919,704
 Commitments and Contingencies
 Members' Equity
 Member contributions, net of cost of raising capital, 5,229 units authorized,
  issued and outstanding                                                              49,851,449         49,851,449
 Deficit accumulated during development stage                                        (4,086,678)        (2,597,743)
                                                                                 -----------------------------------
  Total members' equity                                                               45,764,771         47,253,706
                                                                                 -----------------------------------
Total Liabilities and Members' Equity                                            $    94,036,697      $  80,018,681
                                                                                 ===================================
Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                                                NEDAK ETHANOL, LLC
                                           (A Development Stage Company)
                                              Statement of Operations
--------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended     Quarter Ended
                                                                                    June 30,          June 30,
                                                                                      2008              2007
-------------------------------------------------------------------------------- ---------------- ------------------
                                                                                   (Unaudited)       (Unaudited)

Revenues                                                                         $             -  $               -

Operating Expenses

 Professional fees
                                                                                         255,750             20,638
 General and administrative                                                              592,302            223,947
                                                                                 ----------------    ---------------
  Total                                                                                  848,052            244,585

Operating Loss                                                                          (848,052)          (244,585)

Other Income (Expense)

    Interest income
                                                                                          23,368            136,196
    Interest expense
                                                                                               -              (187)
    Other income                                                                         258,400                  -
                                                                                 ----------------    ---------------
        Total other income, net                                                          281,768            136,009
                                                                                 ----------------    ---------------
Net Loss                                                                         $    (566,284)           (108,576)                                                                                                 $
                                                                                 ================    ===============

Weighted Average Units
Outstanding--Basic & Diluted                                                               5,229               5,229
                                                                                 ================    ===============
Net Loss Per Unit--Basic & Diluted                                                $     (108.30)             (20.76)                                                                                                 $
                                                                                 ================    ===============

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

                        Condensed Statement of Operations

------------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended        Six Months          From Inception
                                                          June 30, 2008            Ended          (December 15, 2003)
                                                                               June 30, 2007       to June 30, 2008
-------------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)          (Unaudited)           (Unaudited)

Revenues                                               $              -     $              -     $                -

Operating Expenses
     Professional fees                                          586,076              229,956              1,978,008
     General and administrative
                                                                887,013              355,109              3,089,085
                                                       -----------------    -----------------    -------------------
       Total operating expenses                               1,473,089              585,065              5,067,093
                                                       -----------------    -----------------    -------------------

Operating Loss                                              (1,473,089)            (585,065)            (5,067,093)

Other Income (Expense)
     Grant income                                                     -                    -                 40,500
     Interest income                                             46,722              447,950              1,289,862
     Interest expense                                                 -             (47,114)              (287,379)
     Other income                                              (62,568)                    -               (62,568)
                                                       -----------------    -----------------    -------------------
       Total other income, net
                                                               (15,846)              400,836                980,415
                                                       -----------------    -----------------    -------------------

Net Loss                                               $    (1,488,935)     $      (184,229)     $      (4,086,678)
                                                       =================    =================    ===================

Weighted Average Units
Outstanding--Basic & Diluted                                       5,229                5,229                  2,105
                                                       =================    =================    ===================
Net Loss Per Unit--Basic & Diluted                      $       (284.75)     $        (35.23)     $       (1,941.41)
                                                       =================    =================    ===================

Notes to Condensed Unaudited  Financial  Statements are an integral part of this
Statement.

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended       Six Months Ended        From Inception
                                                                      June 30,               June 30,         (December 15, 2003)
                                                                        2008                   2007            to June 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)            (Unaudited)           (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                            (1,488,935)               (184,229)             (4,086,678)
   Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation                                                           13,785                   2,358                  24,489
     Interest for line of credit guarantee                                       -                  46,667                 279,000
     Interest earned on restricted cash                                   (17,845)                       -                (17,845)
     Change in assets and liabilities
       Accrued interest receivable                                        (25,849)                  12,312                (45,131)
       Receivables--members                                                      -                   (359)                       -
       Inventory                                                       (1,209,591)                       -             (1,209,591)
       Inventory - corn contracts                                          677,772               (978,032)               (300,260)
       Prepaid expenses and other                                        (113,839)                  36,319               (292,360)
       Accounts payable                                                    596,040                (77,687)                 883,037
       Accrued interest and other                                          240,842                  16,320                 351,267
                                                                 ------------------       -----------------     -------------------
          Net cash used in operating activities                        (1,327,620)             (1,126,331)             (4,414,072)
Cash Flows from Investing Activities
   Deposits on land                                                              -                       -                 (5,000)
   Sale of investments                                                       1,000                       -                   1,000
   Payments for restricted short-term investments                                -               (150,000)             (1,073,828)
   Payments for purchase of land                                                 -                (10,331)               (228,834)
   Proceeds from sale of land                                                    -                       -                  16,584
   Capital expenditures                                                  (417,622)                (39,370)               (512,885)
   Payments for construction in process                               (20,037,701)            (23,492,790)            (79,077,300)
                                                                 ------------------       -----------------     -------------------
          Net cash used in investing activities                       (20,454,323)            (23,692,491)            (80,880,263)
Cash Flows from Financing Activities
   Debt issuance costs                                                  (111,658)                     -                  (902,882)
   Proceeds from notes payable to members                                       -                     -                     15,000
   Proceeds from TIF financing                                                  -               6,864,000                4,177,981
   Proceeds from debt issuance costs                                            -             (1,075,301)                        -
   Proceeds from construction loan                                     22,959,090                     -                 34,246,069
   Payments on note for land                                                    -                     -                  (143,600)
   Member contributions                                                         -                     -                 49,975,000
   Payments for deferred offering costs                                  (31,390)                     -                  (434,941)
                                                                 ------------------       -----------------     -------------------
          Net cash provided by financing activities                    22,816,042             5,788,699                86,932,627
                                                                 ------------------       -----------------     -------------------
Net Increase (Decrease) in Cash and Equivalents                          1,034,099           (19,030,123)                1,638,292
Cash and Equivalents--Beginning of Period                                  604,193            34,395,623                       -
                                                                 ------------------       -----------------     -------------------
Cash and Equivalents--End of Period                              $       1,638,292        $   15,365,500        $        1,638,292
                                                                 ==================       =================     ===================
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest, capitalized as construction in      $              -         $           -         $         157,006
     process                                                     ==================       =================     ===================
Supplemental Disclosure of Noncash Operating,
     Investing and Financing Activities
     Deferred offering costs included in accounts payable        $           1,387        $              -      $            1,387
                                                                 ==================       =================     ===================
     Deposit applied to land purchase                            $               -        $                     $            5,000
                                                                 ==================       =================     ===================
     TIF proceeds used for debt issuance costs                   $               -        $              -      $          374,740
                                                                 ==================       =================     ===================
     TIF proceeds deposited into restricted cash account         $               -        $              -      $        1,549,335
                                                                 ==================       =================     ===================
     Restricted cash used for interest--capitalized              $         335,097        $              -      $          633,967
                                                                 ==================       =================     ===================
     Construction loan proceeds used for interest                $         714,693        $              -      $          714,693
                                                                 ==================       =================     ===================
     Land acquired through the issuance of note payable          $               -        $              -      $          143,600
                                                                 ==================       =================     ===================
     Deferred offering costs offset against equity               $               -        $              -      $          403,551
                                                                 ==================       =================     ===================
     Units issued for line of credit guarantee                   $               -        $              -      $          280,000
                                                                 ==================       =================     ===================
     Construction costs included in accounts payable             $       5,911,166        $     12,840,652      $        5,911,166
                                                                 ==================       =================     ===================
     Amortization of financing costs capitalized as CIP          $          62,922        $              -      $           84,732
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
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2007 is derived from the audited financial  statements.  The unaudited  interim  condensed  financial statements  of  Nedak  Ethanol,  LLC (the  "Company")  reflect  all  adjustments consisting only of normal  recurring  adjustments,  other than the adjustment to reflect the proper  accounting for the Company's  forward corn  contracts,  that are,  in  the  opinion  of  management,  necessary  for a fair  presentation  of financial position and results of operations and cash flows. The results for the three and six month periods ended June 30, 2008 are not  necessarily  indicative of the results that may be expected for a full fiscal year. Certain  information and  footnote  disclosures  normally  included  in annual  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United  States of America  ("GAAP") are  condensed or omitted as pursuant to the rules  and  regulations  of the  Securities  and  Exchange  Commission  ("SEC"),
although the company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its annual  report for the year ended  December 31,  2007,  filed on
Form 10-KSB with the SEC.

Nature of Business

The  Company,  a Nebraska  Limited  Liability  Company,  was  organized  to pool investors to build a 44 million  gallon  annual  production  ethanol  plant near
Atkinson,  Nebraska.  The  Company  was formed on  December  15,  2003 to have a perpetual  life. As of June 30, 2008,  the Company is in the  development  stage with its efforts being  principally  devoted to construction and  organizational activities.  The total cost of the project,  including the  construction  of the ethanol plant and start-up expenses, is expected to approximate $111,600,000 net of anticipated  sales tax refunds and rebates.  The Company expects the plant to be completed and that it will commence operations during fourth quarter of 2008.

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

The  Company  has had no  activity  for the three and six months  ended June 30,
2008. The Company does not have any open positions as of June 30, 2008.

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
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
No. 157, "Fair Value  Measurements"  ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value,  and expands  disclosure about fair value  measurements.  The  Company  adopted  SFAS 157 as of January 1, 2008 except as noted below,  and it did not have a material  impact on its  financial position and results of  operations.  Relative to SFAS 157, the FASB issued FASB
Staff Positions (FSP) 157-1 and 157-2.  FSP 157-1 amends SFAS157 to exclude SFAS
No.  13,  "Accounting  for  Leases,"  (SFAS  13)  and its  related  interpretive accounting  pronouncements  that address leasing  transactions,  while FSP 157-2 delays  the  effective  date of the  application  of SFAS  157 to  fiscal  years beginning after November 15, 2008 for all  nonfinancial  assets and nonfinancial liabilities  that are  recognized  or disclosed  at fair value in the  financial statements on a nonrecurring  basis.  The Company adopted SFAS 157 as of January
1, 2008, with the exception of the application of the standard to  non-recurring nonfinancial  assets and  nonfinancial  liabilities.  The  Company is  currently evaluating the effect of SFAS 157 on non-financial assets and liabilities.

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
(further discussed in Note 4).

The Company filed a Registration  Statement on Form SB-2 with the Securities and
Exchange Commission (SEC). The equity offering was closed effective on September
28, 2006 with the issuance of the 4,794 membership units

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

totaling $47,940,000.  The Company offset proceeds from the equity offering with offering costs of approximately $404,000.

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

The Company  expects that the proceeds from its public  offering and its current
Private Offering,  combined with the debt financing pursuant to the Facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with the  construction  of the project and  commencement  of operations.  To the extent the Company  does not raise the entire  amount  sought  under the private offering,  the Company will be less able to utilize hedging of commodity prices, and could be required to seek  additional  capital  through  alternative  equity sources or debt financing.

Losses are  allocated  to all users based upon their  respective  percentage  of units held.

3.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of June 30, 2008 are as follows:

     Construction costs                      $      86,005,920
     Insurance and other costs                         319,003
                                             --------------------
                                             $      86,342,923
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

>

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

In  connection  with the Company  entering  into an amended  agreement  with its design builder discussed further in Note 7, the Company executed a supplement to the master  credit  agreement in April 2008 in which the lender agreed to forego declaring  a  default.  In lieu of the  forbearance,  the  lender  required  the
Company's board of directors to personally guaranty  approximately $1 million of the amount to be raised by the private placement  memorandum  offering discussed in Note 2. In addition,  the Company paid all legal fees and expenses associated with the

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

amendment  as well as an  additional  loan  fee of  $250,000  to be paid in five consecutive  quarterly  installments  equaling the greater of 50% of earnings or
$50,000 per  quarter.  In addition,  the Company  undertook to achieve nam plate production  within 60 days of its mechanical  completion date, agreed to release certain retainage to its design builders,  and agreed to not make  distributions to its members without the lender's consent. The Company has also entered into a control agreement with the lender where the lender at any time may implement the agreement  in which case the lender  would have  control of any cash the Company would have at the time.  The  Company  released  the lender  from any claims the
Company may have had against  the lender as of the date of the  supplement,  and the Company  assigned  to the lender the letters of credit  issued by its design builder and the builder's corporate parent.

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

       2009                                        $  1,626,922
       2010                                           2,969,354
       2011                                           3,162,773
       2012                                           3,369,316
       2013                                           3,589,607
       After 2013                                    26,392,097
                                             -------------------

            Total long-term debt                   $ 41,110,069
                                             ===================

7. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting
Standard No. 157,  "Fair Value  Measurements"  (SFAS 157),  as it applies to our financial  instruments,  and Statement of financial Accounting Standard No. 159,
"The Fair  Value  Option  for  Financial  Assets  and  Financial  Liabilities  -
including an amendment of FASB  Statement No. 115" (SFAS 159).  SFAS 157 defines fair  value,  outlines a framework  for  measuring  fair value,  and details the required  disclosures about fair value measurements.  SFAS 159 permits companies to irrevocably  choose to measure certain financial  instruments and other items at fair value. SFAS159 also establishes presentation and disclosure requirements designed  to  facilitate  comparison  between  entities  that  choose  different measurement attributes for similar types of assets and liabilities.

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

                                Carrying Amount
                               In Balance Sheet       Fair Value
                                 June 30, 2008      June 30, 2008       Level 1       Level 2      Level 3
--------------------------------------------------------------------------------------------------------------
Assets:
Money Market Funds                   $    13,000         $    13,000    $   13,000       -            -
Certificates of Deposit              $ 1,074,000         $ 1,074,000    $1,074,000       -            -
Restricted cash -                    $   967,000         $   967,000    $  967,000       -            -
          Money Market Funds

The fair value of the money market funds and  certificates  of deposit are based on quoted market prices in an active  market.  The Company  classifies  these as level 1.

8.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an engineering,  procurement and construction
services  fixed  price  contract  ("Construction   Contract")  of  approximately
$82,500,000   including  change  orders,   with  an  unrelated  party,  Delta  T
Corporation  ("Delta") for the  construction  of the ethanol plant.  The Company paid approximately  $6,650,000 for the stainless steel surcharge. As of June 30,
2008, the Company has incurred  approximately  $77,580,000 under this agreement, including approximately $5,700,000 of retainage.  Either party may terminate the contract for cause, as specified in the agreement.

In January  2008,  the  Company was  informed by the Delta that it had  incurred substantial  losses on the  project  and in order to  complete  the project in a definitive time frame,  the Company would need to absorb  $5,000,000 of the cost overruns.  In April 2008, the Company executed  amendments to the Construction (
the "April  Amendment")  agreeing to pay Delta an incentive fee of $5,000,000 of which $2,000,000 is payable upon final completion of the plant and the remaining
$3,000,000  is payable six months  thereafter,  which was  amended as  discussed below.  In addition,  Delta agreed to pay liquidated  damages for each full week after July 15, 2008 that the project is not  mechanically  complete,  and to pay liquidated  damages if the performance  testing and name plate production is not attained within sixty days after  mechanical  completion.  The Company is in the process of issuing  additional  equity of approximately  $12 million to fund the cost increase and other increased working capital needs as discussed in Note 2.

As the plant nears completion and performance testing,  additional  negotiations have resulted in agreement between the Company and Delta T to change some of the terms of the Construction Contract as well as the April Amendment.  On August 4,
2008,  the parties agreed to a mechanical  completion  date of July 28, 2008 and completion of performance testing and obtainment of name plate production within
60 days of that date. The parties agreed that Delta would pay liquidated damages in the amount of $.30 a gallon  for each  gallon of name  plate  production  not obtained  within 60 days of mechanical  completion.  The parties  further agreed that  the  Company  would  pay the  first  $4,000,000  of  retainage  under  the
Construction Contract by August 6, 2008, which the Company

                               NEDAK ETHANOL, LLC
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2008

complied with,  and the remaining  retainage of $1,700,000 is payable upon final completion  of  specified  components  of the  plant.  Finally,  payment  of the
$5,000,000 incentive fee agreed to in the April Amendment will be paid 24 months after performance  testing is accepted and complete,  with interest at a rate of
1% over Delta's  corporate  parent's  cost of  borrowing,  to accrue until final payment.

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

In February 2007, the Company  purchased forward contracts for 3,135,000 bushels with  delivery  dates between  October 2007 and December 2010 for  approximately
$1,306,000,  of which  $978,000  was paid in cash and  $328,000  is  included in accounts  payable as of June 30,  2008.  During the first  quarter of 2008,  the
Company purchased approximately 2,195,000 bushels of corn under these contracts.
Due to the delay in the  start-up of the plant as discussed  above,  the Company sold these  bushels  resulting in a net loss of  approximately  $321,000 for the first  quarter,  which  includes  the  net  investment  in the  respective  corn
contracts.   During  the  second   quarter  of  2008,   the  Company   purchased
approximately  85,000 bushels of corn under these contracts which is included in inventory  as of June 30, 2008.  The  remaining  value of the  original  forward contracts  purchased from the Company's grain procurement agent in February 2007 that are still open as of June 30, 2008 totaled $300,260.

As of June 30, 2008, the Company has commitments on forward  purchase  contracts to purchase  1,899,000  bushels of corn at an average  price of $3.74 per bushel for delivery between July 2008 and December 2010.

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
approximately  $23,400,  and other income from the sale of corn of approximately
$258,400,  resulting in a net loss for the quarter of approximately  $566,300 or
$108 per weighted  average  Membership  Unit. At June 30, 2008, our  accumulated deficit equaled  $4,086,678.  The results of operations during the quarter ended
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

     As part of our  planning,  we  originally  estimated  that  we  would  need approximately  $78.4  million to purchase  additional  land and to construct and equip the plant, and a total of  approximately  $90 million to cover all capital expenditures  necessary to complete  the project and make the plant  operational and produce revenue.  As our  construction has progressed,  the total amounts we estimate we will need to complete  construction  and  commence  operations  have increased,  to  approximately  $111,600,000,  primarily  due to  the  $5,000,000 increase in construction costs related to Delta discussed below and the increase in working capital needs. To cover these  additional  costs, we have commenced a private offering of Membership Units under which we intend to raise a maximum of
$12,000,000, and which remains in the initial stage (the "Private Offering").

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

 Sources of Funds                                                                          Amount
-----------------------------------------------------------------------------------------------------------

 Equity Offering Gross Proceeds                                                              $  47,940,000
 Seed Round Private Offering Gross Proceeds                                                  $   2,035,000
 Debt Financing                                                                              $  42,500,000
 TIF Note Financing (1)                                                                      $   4,940,000
 Other (2)                                                                                   $   1,208,000
 Corn Contract Proceeds (3)                                                                  $   1,000,000
 Private Placement Offering                                                                  $  12,000,000
-----------------------------------------------------------------------------------------------------------
Total Sources of Funds (4)                                                                  $ 111,623,000

Uses of Funds                                                                              Amount
-----------------------------------------------------------------------------------------------------------

Costs of Equipment and Construction of Ethanol Plant                                         $  83,976,548
Land and Site Preparation                                                                    $   1,686,702
Engineering and Architectural Fees                                                           $     938,526
Bonding and Insurance                                                                        $     350,000
Rolling Stock, Office Equipment, Water Treatment                                             $     865,200
Transload Facility                                                                           $   4,255,600
Contingency Reserve (5)                                                                      $     414,000
Capitalized Interest and Financing Costs                                                     $   2,559,400
Start-up Expenses:  Working Capital and Inventory through first month of
production (5)                                                                               $  12,069,312
Cash Reserves, Management, Accounting, Legal and Other (5)                                   $   4,507,712
--------------------------------------------------------------------------------- -------------------------
Total Uses of Funds                                                                          $ 111,623,000

(1)   See discussion regarding TIF Note below.
(2)   As previously reported, this amount includes a $15,000 aggregate loan from
      our   Directors,   and   $1,193,000  in  interest   received  on  investor
      subscriptions in our public offering through December 31, 2007.
(3)   These  proceeds,  which will be recognized in 2008, is attributable to the sale of our  forward  grain  contracts  for corn we have not yet  required because we are not operational.
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

Item 4(T).  Controls and Procedures.

     Our management,  including our President (our principal executive officer),
Jerome Fagerland,  along with our Treasurer (our principal  financial  officer),
Timothy Borer,  have reviewed and evaluated the  effectiveness of our disclosure controls and  procedures (as defined in Rule 15d-15 under the under the Exchange
Act of 1934), as of June 30, 2008. Based upon this review and evaluation, except for the  material  weakness in internal  control  over  financial  reporting  as discussed  below,  these  officers  believe  that our  disclosure  controls  and procedures are presently effective in ensuring that material information related to us is recorded,  processed,  summarized and reported  within the time periods required by the forms and rules of the SEC.

     While  preparing the third quarter Form 10-Q report,  we discovered that we erroneously  reported  gains in the first and  second  quarters  of fiscal  2008 relating  to the sale of corn not needed  for  production,  and such  discovery, required  amending  the 10-Q  filings  for both the first and second  quarter of fiscal 2008.  As a result of a review of our  principal  executive and financial officers,  we attribute  those  reporting  errors to a material  weakness in our recordkeeping and our procedures utilized to assure that information required to be disclosed is recorded and processed within the time periods  specified in the
Commission's  rules and forms. A material weakness is a significant  deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material  misstatement of the financial statements will not be prevented or detected by the entity's internal control.  In connection with this material  weakness and as a result of the error in reporting  gains in the first and second quarter of 2008, our principal  executive and financial officers have concluded that our disclosure  controls and procedures  were not effective,  for the quarterly period ending June 30, 2008.

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
10(i).1   Amendment No. 3 to Engineering, Procurement and Construction Services
          Fixed  Price  Contract   between  NEDAK  Ethanol,   LLC  and  Delta-T
          Corporation  dated  April 11,  2008  (incorporated  by  reference  to
          Exhibit 10.3 of Report on Form 8-K filed April 15, 2008).
10(i).2   Second Letter of Commitment and Intent between NEDAK Ethanol, LLC and
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

                                               NEDAK ETHANOL, LLC

Date: January 16, 2009                         /s/ Jerome Fagerland
                                               ---------------------------------
                                               Jerome Fagerland, President

Date: January 16, 2009                         /s/ Timothy Borer
                                               ---------------------------------
                                               Timothy Borer, Treasurer and
                                               Secretary

