Form 10-Q
period 2008-09-30
NEDAK ETHANOL, LLC
filed 2009-04-02
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-52597

NEDAK ETHANOL, LLC
(Exact name of registrant as specified in its charter)

Nebraska	20-0568230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska 68713
(Address of principal executive offices)

(402) 925-5570
(Registrant’s telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, of changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 23, 2009, the issuer had 5,233 Common and 100.5 Class A Preferred Membership Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item Number	Item Matter	Page Number

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.
NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Balance Sheet
ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$249,190	$604,193
Restricted short term investment	1,073,828	1,073,828
Restricted cash - TIF	594,921	582,561
Accrued interest receivable	58,199	19,282
Corn contracts	300,260	978,032
Inventory	2,074,193	-
Prepaid expenses and other	297,022	178,521
Total current assets	4,647,613	3,436,417
Property and Equipment
Land	360,850	360,850
Office equipment	177,894	61,833
Buildings	306,362	-
Vehicles	33,430	33,430
Construction in process	92,025,153	74,084,482
Construction in process - related parties	95,826	95,129
	92,999,515	74,635,724
Less accumulated depreciation	(36,137)	(10,704)
Net property and equipment	92,963,378	74,625,020
Other Assets
Deferred offering costs	33,033	-
Restricted cash - TIF	378,856	701,767
Debt issuance costs, net of amortization	1,256,808	1,255,477
Total other assets	1,668,697	1,957,244
Total Assets	$99,279,688	$80,018,681
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Balance Sheet
LIABILITIES AND MEMBERS’ EQUITY	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$583,653	$158,204
Accounts payable – related party	-	128,793
Construction payable	1,650,628	14,916,267
Accrued liabilities	788,415	110,425
Current maturities of long-term debt	3,771,956	516,582
Notes payable – members	15,000	-
Total current liabilities	6,809,652	15,830,271
Notes payable – members	-	15,000
Note payable—construction contract	4,927,143	-
Long-term debt, net of current maturities	42,838,113	16,919,704
Commitments and Contingencies
Members’ Equity
Member contributions, net of cost of raising capital, 5,233 and 5,229 units authorized, issued and outstanding, respectively	49,891,449	49,851,449
Deficit accumulated during development stage	(5,186,669)	(2,597,743)
Total members’ equity	44,704,780	47,253,706
Total Liabilities and Members’ Equity	$99,279,688	$80,018,681
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Statement of Operations
	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses
Professional fees	235,090	150,105
General and administrative	886,878	207,439
Total	1,121,968	357,544

Operating Loss	(1,121,968)	(357,544)

Other Income (Expense)
Other income	882	472
Interest income	21,095	130,455
Total	21,977	130,927

Net Loss	$(1,099,991)	$(226,617)

Weighted Average Units
Outstanding—Basic & Diluted	5,232	5,229

Net Loss Per Unit—Basic & Diluted	$(210.24)	$(43.34)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC (A Development Stage Company)

Condensed Statements of Operations

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From Inception (December 15, 2003) to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
Professional fees	821,166	380,061	2,213,098
General and administrative	1,773,891	562,548	3,975,963
Total operating expenses	2,595,057	942,609	6,189,061

Operating Loss	(2,595,057)	(942,609)	(6,189,061)

Other Income (Expense)
Grant income	-	100	40,500
Interest income	67,817	578,405	1,310,957
Interest expense	-	(46,742)	(287,379)
Other expense, net	(61,686)	-	(61,686)
Total	6,131	531,763	1,002,392

Net Loss	$(2,588,926)	$(410,846)	$(5,186,669)

Weighted Average Units Outstanding—Basic & Diluted	5,230	5,229	2,269

Net Loss Per Unit—Basic & Diluted	$(495.01)	$(78.57)	$(2,285.88)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From Inception (December 15, 2003) to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,588,926)	$(410,846)	$(5,186,669)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	25,433	5,356	36,137
Interest for line of credit guarantee	-	46,742	279,000
Interest earned on restricted cash	(24,546)	-	316,331
Change in assets and liabilities
Restricted cash	-	(1,568,674)	-
Accrued interest receivable	(38,917)	43,388	(58,199)
Inventory	(2,074,193)	-	(2,074,193)
Inventory – corn contracts	677,772	(978,032)	(300,260)
Prepaid expenses and other	(118,501)	46,820	(297,022)
Accounts payable	296,656	94,640	583,653
Accrued liabilities	677,990	191,184	788,415
Net cash used in operating activities	(3,167,232)	(2,529,422)	(5,912,807)
Cash Flows from Investing Activities
Deposits on land	-	-	(5,000)
Payments for restricted short-term investments	-	(1,073,828)	(1,073,828)
Payments for purchase of land	-	(10,331)	(228,834)
Proceeds from sale of land	-	-	16,584
Capital expenditures	(422,423)	(72,257)	(517,686)
Payments for construction in process	(24,751,083)	(30,090,349)	(84,068,487)
Net cash used in investing activities	(25,173,506)	(31,246,765)	(85,877,251)
Cash Flows from Financing Activities
Debt issuance costs	(115,747)	-	(991,703)
Proceeds from notes payable to members	-	-	15,000
Proceeds from TIF financing	-	6,864,000	3,835,066
Payments for debt issuance costs	-	(1,106,112)	-
Proceeds from construction loan	28,094,515	-	39,746,069
Payments on note for land	-	-	(143,600)
Member contributions	40,000	-	50,015,000
Payments for deferred offering costs	(33,033)	-	(436,584)
Net cash provided by financing activities	27,985,735	5,757,888	92,039,248
Net Increase (Decrease) in Cash and Equivalents	(355,003)	(28,018,299)	249,190
Cash and Equivalents—Beginning of Period	604,193	34,395,623	-
Cash and Equivalents—End of Period	$249,190	$6,377,324	$249,190
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, capitalized as construction in process	$-	$186,359	$157,006
Supplemental Disclosure of Noncash Operating,
Investing and Financing Activities
Deposit applied to land purchase	$-	$-	$5,000
TIF proceeds used for debt issuance costs	$-	$-	$374,740
TIF proceeds deposited into restricted cash account	$-	$-	$1,549,335
Restricted cash used for interest—capitalized	$335,097	$-	$633,967
Construction loan proceeds used for interest	$1,079,268	$-	$1,079,268
Land acquired through the issuance of note payable	$-	$-	$143,600
Deferred offering costs offset against equity	$-	$-	$403,551
Units issued for line of credit guarantee	$-	$-	$280,000
Construction costs included in note payable—contract	$5,000,000	$-	$5,000,000
Liquidated damages used to reduce construction in process and amounts due to contractor	$145,714	$-	$145,714
Construction costs included in accounts payable	$1,723,845	$11,277,119	$1,723,845
Amortization of financing costs capitalized as construction in process	$114,416	$-	$136,226
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of NEDAK Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed balance sheet as of December 31, 2007 is derived from the audited financial statements. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2007, filed on Form 10-KSB with the SEC.

Nature of Business

The Company, a Nebraska limited liability company, was organized to pool investors to build a 44 million gallon annual production ethanol plant near Atkinson, Nebraska.  The Company was formed on December 15, 2003 to have a perpetual life.  As of September 30, 2008, the Company is in the development stage with its efforts being principally devoted to construction and organizational activities.  The plant was completed and commenced testing during fourth quarter of 2008 and began selling ethanol and distillers grains in the first quarter of 2009. During March 2009, the Company was producing at approximately 100% of nameplate production and expects to continue at this level of production at a minimum going forward.  The total cost of the project, including the construction of the ethanol plant and start-up expenses, approximated $111,600,000, net of anticipated sales tax refunds and rebates.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the valuation of inventory, and inventory purchase commitments, the ability to raise capital in the Company’s private placement discussed further in Note 3, and the assumptions used to calculate forecasts estimating future cash flows from operations as discussed further in Note 10. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Cash and equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains it accounts primarily at three financial institutions, At times throughout the year, the Company’s cash and equivalent balances may exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2008 and December 31, 2007 such funds approximated $249,000 and $1,638,000, respectively.  The Company does not believe it is exposed to any significant credit risk on its cash and equivalents.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

The Company is required to maintain cash balances to be held at a bank as part of their tax increment financing agreement as described in Note 7.  These restricted cash balances are money market accounts that are not insured by the FDIC. At September 30, 2008 and December 31, 2007 such funds approximated $973,400 and $1,284,300, respectively.  The Company does not believe it is exposed to any significant credit risk on its restricted cash balances.

Inventory

Inventory consists of raw materials and supplies.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market on a first-in, first-out (FIFO) basis.

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

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

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

Cash flows associated with the derivative instruments are presented in the same category on the statement of cash flow as the item being hedged.  The Company has recorded gains on derivative instruments of approximately $88,400 for the three months and nine months ended September 30, 2008, respectively.  The Company does not have any open positions as of September 30, 2008.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by SFAS No. 34, Capitalization of Interest Costs.  Through September 30, 2008, approximately $2,252,000 of incurred interest cost was capitalized to property and equipment.

Investments

The Company includes in investments certain debt instruments with maturities greater than three months and is classified as “available for sale”.  The debt instruments totaling $1,073,828 consist of bank certificates of deposit and are recorded as restricted short term investments. These investments are not insured by the FDIC, however the Company does not believe it is exposed to any significant credit risk on these investments.  As noted in Note 5, these instruments are restricted as part of line of credit agreements the Company has entered into.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.  Debt issuance costs are amortized over the life of the loan using the effective interest method. There was approximately $136,200 of amortization expenses related to debt issuance costs on the Company’s credit agreement for the period ended September 30, 2008 included in capitalized interest.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about how these instruments and activities affect the entity's financial position, financial performance and cash flows. The Standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this Standard will have no effect on its financial position, results of operations or cash flows.

In September 2008, the FASB issued “Clarification of the Effective Date of FASB Statement No. 161.” This FASB Staff Position clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning in the Company’s fiscal year ending December 31, 2009 and interim periods within that fiscal year. This clarification of the effective date of SFAS No. 161 is effective upon issuance of the FSP.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

2. INVENTORY

Inventory consists of the following as of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
Raw Materials	$2,074,193	$-
Total	$2,074,193	$-

The Company performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on corn inventories of approximately $133,000 and $0 for the three and nine month periods ended September 30, 2008 and 2007, respectively. The total impairment charge was recorded within general and administrative expenses in the statement of operations as the Company has not commenced operations.

3.  MEMBERS’ EQUITY

The Company was formed on December 15, 2003 to have a perpetual life.  The Company was initially capitalized by members who contributed an aggregate of $75,000 for 15 membership units.  From February 2005 to November 2005, the Company issued an additional 242 units at $5,000 per unit for an additional $1,210,000.  In March 2006, the Company issued an additional 150 units for an additional $750,000.  In May 2006, in exchange for guaranteeing the line of credit agreement, the Company’s 14 board members were each issued two additional units at $10,000 per unit for a total of 28 units totaling $280,000 (further discussed in Note 5).

The Company filed a Registration Statement on Form SB-2 with the SEC.  The equity offering was closed effective on September 28, 2006 with the issuance of the 4,794 membership units totaling $47,940,000.  The Company offset proceeds from the equity offering with offering costs of approximately $404,000.

In May 2008, the Company commenced a private offering of membership units for sale at $10,000 per membership unit.  The units sold in this offering have the same rights, powers and privileges as the units currently outstanding. As of September 30, 2008 four units were sold for a total of $40,000, and the offering has since been terminated.

In March 2009, the Company commenced a private offering for the issuance of up to 1,200 preferred membership units (“Preferred Units”) at $10,000 per Preferred Unit, for a maximum of $12 million.  The Preferred Units entitle the holders thereof to: (i) receive a preferred cumulative distribution of 10% ("Preferred Return") before holders of common membership units receive distributions subject to ((A) any existing debt-related restrictions the Company may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), (ii) then share in their proportionate share any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, the Company has the ability to redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.  Through March 23, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering for a total of $1,005,000.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

The Company expects that the proceeds from its public offering and its current private offering, combined with the debt financing pursuant to the Facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with the construction of the project and full commencement of operations. To the extent the Company does not raise the entire amount sought under the private offering, the Company will be less able to utilize hedging of commodity prices, and could be required to seek additional capital through alternative equity sources or debt financing.

Losses are allocated to all users based upon their respective percentage of units held.

4.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of September 30, 2008 are as follows:

Construction costs	$91,801,976
Insurance and other costs	319,003
$92,120,979

The Company capitalizes construction costs and construction period interest until the assets are placed in service.  The construction payable of approximately $1,650,628 includes only retainage.

5.  NOTES PAYABLE

Note Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000 in addition to their payment for seed capital.  The unsecured loans bear interest at 5% per annum with principal and interest due on April 8, 2009.  If the Company fails to make any payment on the due date, such amount shall bear interest at the rate of 9% per annum until the date of the payment.  Accrued interest at September 30, 2008 was approximately $3,300.

Line of Credit

In March 2006, the Company entered into a line of credit agreement, with a lender, in favor of its natural gas transporter to reserve pipeline space.  The Company may draw up to $150,000 until maturity in May 2009.  Interest is payable upon the lender’s demand or in May 2009 at a rate of 5.1%.  The agreement was initially secured by the personal guarantees of each of the fourteen board members and is currently secured by restricted short term investments totaling $150,000.  As of September 30, 2008, there were no borrowings outstanding on the line of credit.

In August 2007, the Company entered into a line of credit agreement, with a lender, in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828.  Interest is payable upon the lender’s demand at a rate of 6.79%.  The agreement is secured by restricted short term investments of $923,828.  As of September 30, 2008, there were no borrowings outstanding on the line of credit.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

Note Payable Construction Contract

In April 2008, the Company executed a promissory note, with its design builder, in accordance to Amendment No. 3 to the Engineering, Procurement and Construction Services Fixed Price Contract (“Construction Contract”) as discussed in Note 8.  The Company agreed to pay an incentive fee of $5,000,000 of which $2,000,000 was initially payable upon final completion of the plant and the remaining $3,000,000 is payable six months thereafter.  In August 2008, the payment terms were changed to state that the entire incentive fee will not be due and payable until after January 1, 2010 with the principal balance to be reduced by a portion of the liquidated damages earned as discussed in Note 9.

6.  LONG-TERM DEBT

In February 2007, the Company entered into a credit agreement with a lender for a multiple advance construction loan.  Under the credit agreement, the lender has provided a construction and term loan of $42,500,000.  The Company is required to make interest payments during the construction phase at the thirty day LIBOR plus 3.4%, which totaled 5.863% at September 30, 2008.  Upon completion of the plant, the construction and term loan will convert to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  As of September 30, 2008, the Company had approximately $39,746,000 outstanding on the construction loan.

Term Note

The Company is required to make 120 level monthly principal payments plus accrued interest beginning at the loan conversion date.  The Company may elect to fix the interest rate on the loan conversion date or any time thereafter for five years equal to the yield of the five year rate with the Federal Home Loan Bank of Des Moines, Iowa plus 3.4%.  The interest rate will then be subject to adjustment on the fifth anniversary of initially fixing the rate.  Once the Company has maintained an owners’ equity of 65%, the margin rate will be reduced by 0.25% per annum and an additional 0.25% when the Company has maintained an owners’ equity of 70%.  The Company is also required to make special principal payments of 40% of Net Available Cash each year unless they maintain an owners’ equity ratio of 50%.  The loan is secured by substantially all of Company's assets.

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%, which totaled 5.863% at September 30, 2008.  The Company will pay a commitment fee of 0.25% on the unused portion of the revolving promissory note upon conversion to the revolving term loan.

In addition, the Company is required to establish and fully fund a $2,400,000 Debt Service Reserve Account on or prior to the loan conversion date, no later than August 1, 2009.  The Company expects to fund this account with cash provided by operations it expects to generate during 2009.  The commitment amount will be reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants once the loan is converted to term debt including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners' equity ratio and a minimum fixed charge coverage ratio, as well as restrictions on distributions and capital expenditures.  The Company has incurred approximately $1,027,400 in loan origination costs on this credit agreement.  The financing agreements contain certain prepayment fees in the first four years of the scheduled payments. The loan is secured by substantially all the Company’s assets.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

In connection with the Company entering into an amended agreement with its design builder discussed further in Note 9, the Company executed a supplement to the master credit agreement in April 2008 in which the lender agreed to forego declaring a default.  In lieu of the forbearance, the lender required the Company’s board of directors to personally guarantee approximately $1 million of the amount to be raised by the private placement memorandum offering discussed in Note 3.  In addition, the Company paid all legal fees and expenses associated with the amendment as well as an additional loan fee of $250,000 to be paid in five consecutive quarterly installments equaling the greater of 50% of earnings or $50,000 per quarter.  In addition, the Company undertook to achieve name plate production within 60 days of its mechanical completion date, agreed to release certain retainage to its design builders, and agreed to not make distributions to its members without the lender’s consent. The Company has also entered into a control agreement with the lender where the lender at any time may implement the agreement in which case the lender would have control of any cash the Company would have at the time. The Company released the lender from any claims the Company may have had against the lender as of the date of the supplement, and the Company assigned to the lender the letters of credit issued by its design builder and the builder’s corporate parent.

Based upon the delay in construction as discussed in Note 9 and being out of compliance with certain provisions of the third amendment which resulted in being declared in default, the Company executed the fourth amendment to the master credit agreement in March 2009.  In lieu of the forbearance, the lender required the Company’s board of directors to collectively invest $1,000,000, which was contributed in March 2009, as well as obtain an additional $1,000,000 of equity or subordinated debt capital on or before April 30, 2009, which is guaranteed by the Company’s board of directors.  In addition, the Company paid all legal fees and expenses associated with the amendment as well as a restructure fee of $100,000 to be paid on or before June 30, 2009.  The payment terms of the additional loan fee of $250,000 from the third amendment discussed above were modified to state that the fee will be paid in five consecutive quarterly installments of $50,000 per quarter beginning on or before April 1, 2010.  In addition, the Company undertook to achieve and maintain indefinitely 100% name plate production on or before May 1, 2009.  The Company has also agreed that the interest on the unpaid principal amount of the construction and term loans will accrue on a variable interest rate equal to LIBOR plus 5.40%, but not less than 6.00%.  In addition to the forbearance, the lender waived compliance by the Company of the financial covenants in the master credit agreement through September 2009 as well as the excess cash flow payments through December 31, 2009.

7.  TAX INCREMENT FINANCING (“TIF”)

In June 2007, the City of Atkinson, Nebraska, acting as the Community Development Agency of the City of Atkinson, Nebraska (“Issuer”) approved the issuance of Tax Increment Revenue Note, Taxable Series 2007A (NEDAK Ethanol, LLC Plant Project) in the total amount of $6,864,000 on behalf of the Company (the “Note”). The Note issuance is for the purpose of providing financing for a portion of the costs of construction of the Company’s ethanol plant (the “Redevelopment Project”).  The Note was issued in June 2007 and bears an interest rate of 9.5%.

In connection with the issuance of the Note, the Issuer and the Company entered into a Redevelopment Contract (“Contract”).  Under the terms of the Contract, the note proceeds are to be used for Project costs, for the establishment of special funds held by the note trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The amounts of the uses of the note proceeds are as follows:  available for Project costs $4,939,925; Capitalized Interest Fund $862,935; Debt Service Reserve Fund $686,400; and Closing Costs of $374,740.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

The Company may not convey, assign, or transfer the Project prior to the expiration of the 15 year period without the prior written consent of the Issuer. If the Company were to default on the Contract, under circumstances construed to be within the Company’s control, including the failure to complete the Project on or before January 1, 2009 under circumstances construed to be within the Company’s control, liquidated damages plus interest could be charged against the Company.

The Company will be assessed taxes on the value of the Project (“Tax Increment Revenues”) which will be paid by the Company to a special debt service fund and then used to pay the payments required on the note.  The Issuer has guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required note payments, the Issuer will provide such funds as are needed to fund the shortfall.

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

The estimated maturities of the long term debt described in Note 6 and 7 at September 30, 2008 are as follows:

2009	$3,771,956
2010	4,658,548
2011	4,687,548
2012	4,719,548
2013	4,754,548
After 2013	24,017,921

Total long-term debt	$46,610,069

8.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, as it applies to its financial instruments, and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.”

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our condensed balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the third quarter of 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet September 30, 2008	Fair Value September 30, 2008	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$1,074,000	$1,074,000	$1,074,00	-	-
Restricted cash - Money Market Funds	$974,000	$974,000	$974,000	-	-

The fair value of the money market funds and certificates of deposit are based on quoted market prices in an active market. The Company classifies these as level 1.

9.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed the Construction Contract of approximately $82,500,000 including change orders, with an unrelated party, Delta-T Corporation (“Delta”) for the construction of the ethanol plant. The Company paid approximately $6,650,000 for the stainless steel surcharge.  As of September 30, 2008, the Company has incurred approximately $82,580,000 under the Construction Contract, including approximately $1,651,000 of retainage.  Either party may terminate the Construction Contract for cause, as specified in the agreement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

In January 2008, the Company was informed by Delta that it had incurred substantial losses on the project and in order to complete the project in a definitive time frame, the Company would need to absorb $5,000,000 of the cost overruns.  In April 2008, the Company executed an amendment to the Construction Contract (the “April Amendment”) agreeing to pay Delta an incentive fee of $5,000,000 of which $2,000,000 was initially payable upon final completion of the plant and the remaining $3,000,000 is payable six months thereafter, which was amended as discussed below. In addition, Delta agreed to pay liquidated damages for each full week after July 15, 2008 that the project was not mechanically complete, and to pay liquidated damages if the performance testing and name plate production was not attained within sixty days after mechanical completion.

As the plant neared completion and performance testing, additional negotiations resulted in an agreement between the Company and Delta to change some of the terms of the Construction Contract as well as the April Amendment discussed above. On August 4, 2008, the parties agreed to a mechanical completion date of July 28, 2008 and completion of performance testing and obtainment of name plate production within 60 days of that date. The parties agreed that Delta would incur liquidated damages in the amount of $.30 a gallon for each gallon of name plate production not obtained within 60 days of mechanical completion which would be used to reduce the Company’s liability to Delta (50% of the damages applied to reduce the retainage amount owed to Delta and 50% applied to reduce the incentive fee note payable to Delta).  As of September 30, 2008, approximately $145,000 has been equally offset against retainage and the incentive fee note payable.  These liquidated damages will also reduce the total cost of the Construction Contract currently capitalized within property and equipment.  The parties further agreed that the Company would pay the first $4,000,000 of retainage under the Construction Contract by August 6, 2008, which the Company complied with, and the remaining retainage of $1,700,000 initially payable upon final completion of specified components of the plant. In August 2008, the payment terms were also changed to state that the entire incentive fee will not be due and payable until after January 1, 2010 with the principal balance to be reduced by a portion of the liquidated damages earned as discussed above.

As of February 7, 2009, Delta has incurred approximately $3,861,852 in liquidated damages which reduced the Company’s retainage payable to $0 and has reduced the Company’s incentive fee note payable to $2,838,148. The Company is currently negotiating the liquidated damages incurred by Delta subsequent to February 7, 2009, and currently estimates that approximately $4,200,000 have accumulated in total through March 31, 2009.

Plant management agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company will pay costs plus a fee to recruit, hire, train, and employ all site personal, until test phase when the fee will change to a daily fixed fee.  After commencement of operation of the plant, which occurred in January, 2009, the fee became a fixed monthly payment of approximately $114,000, adjusted annually on the anniversary of commencement.  The Company is currently paying for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation.  The agreement ends 60 months after commencement of operations unless terminated by either party giving 180 days prior written notice.  As of September 30, 2008, the Company has incurred approximately $1,062,200 for these services.

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

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

In May 2006, the Company entered into an agreement, secured by the Company’s line of credit as disclosed in Note 5, with a natural gas transporter for the transportation of natural gas.  The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 2450 Dth per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

In September 2007, the Company entered into an agreement, secured by the Company’s line of credit as disclosed in Note 5, with a natural gas transporter to expand the pipeline capacity.  The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 1,000 Dth per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

Transportation agreement

In July 2007, the Company entered into an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company will pay a base fee per gallon unloaded plus a surcharge on a “cents per gallon” basis above the diesel fuel base.  The agreement is for a three year period beginning July 2007 and will automatically renew for additional one-year terms unless terminated by either party by written notice no less than one hundred eighty days prior to the ending date of the initial three-year term or of any renewal term.

Marketing agreement

In November 2006, the Company entered into a marketing agreement with an unrelated party for the sale of all of the ethanol the Company is expected to produce.  The Company agrees to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided.  In addition, the Company agrees to pay the buyer lease fees on 125 cars for $675 per car per month.  The agreement commences on the first day of ethanol production and shall continue for two years.  The agreement will automatically renew for an additional one year unless the Company gives four months’ written notice.

The Company had forward contracts to sell 957,000 gallons of ethanol in October, November, and December.  Due to the delay of the plant construction, the Company was required to purchase the gallons on the open market at an average price of $1.84 to fulfill the contracts.  The Company’s average sale price on the forward contracts was $2.16 per gallon for a profit of approximately $310,000 during the fourth quarter of 2008 which was offset against approximately $244,000 of lease expense.

In January 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the modified wet distillers grains (“MWDG”) the Company is expected to produce.  The buyer agrees to pay the Company a percentage of the selling price, subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of MWDG sold over $50 a ton.  The agreement commences three months after start up operations of the plant, which occurred in January 2009, and continues for two years.  The agreement renews for an additional two years thereafter unless either party has given four months written notice.

NEDAK ETHANOL, LLC (A Development Stage Company)
Condensed Notes to Financial Statements (unaudited) September 30, 2008

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

In February 2007, the Company purchased forward contracts for 3,135,000 bushels with delivery dates between October 2007 and December 2010 for $1,306,100, of which $978,000 was paid in cash and $328,000 is included in accounts payable as of September 30, 2008.  During the first quarter of 2008, the Company purchased approximately 2,195,000 bushels of corn under these contracts.  Due to the delay in the start-up of the plant as described above, the Company sold these bushels resulting in a net loss of approximately $321,000 for the first quarter, which includes the net investment in the respective corn contracts. During the second quarter of 2008, the Company purchased approximately 85,000 bushels of corn under these contracts which was included in inventory as of September 30, 2008. There was no activity related to these forward contracts during the third quarter of 2008. The remaining value of the original forward contracts purchased from the Company’s grain procurement agent in February 2007 that are still open as of September 30, 2008 totaled $300,260.

As of September 30, 2008, the Company has commitments on forward purchase contracts to purchase approximately 1,469,000 bushels of corn at an average price of $3.80 per bushel for delivery between December 2008 and December 2010.

10. LIQUIDITY AND MARKET UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the ethanol industry experienced during fiscal 2008 and continuing into 2009. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales, average 85-90% of total revenues and corn costs average 70% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities. The Company is subject to significant risk that its forecasted operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs.  As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.

At September 30, 2008 the Company had a working capital deficit of approximately $2.2 million.  The Company has no operating history having just commenced operations in January 2009.  Once operational, the Company had difficulties with its ability to operate at full capacity until recently.  Additionally, as further discussed in Note 6, the Company executed a fourth supplement to its Master Credit Agreement in order to remedy its loan covenant violations and obtain some relief from compliance with debt covenants until September 30, 2009.

Because of these events, as well as the market conditions discussed above, there is an increased level of uncertainty related to their ability in 2009 to obtain funds from cash flows from operations, and debt or equity offerings that are sufficient for the liquidity needed for ongoing operations.

Management, however, believes it will be able to meet its obligations through 2009 under the following plan:

•	The plant is currently operating at its required 100% capacity and management believes that it will continue to do so.
•
Management has prepared an equity offering for up to $12 million in preferred units.  The Company’s debt agreement requires that members of the Board purchase $1 million of these units; which they have done subsequent to year-end, as well as raise at least another $1 million from investors before April 30th, 2009, which is guaranteed by Board members.  The Company believes it will be able to raise significant additional equity proceeds from this offering.

•	Management is currently in negotiations with its lender to extend an additional debt facility in 2009 to assist with future working capital needs, as may be necessary.
•
The Company is required to fund a $2.4 million debt reserve payment no later than August 1st of 2009, which management believes will be funded by operations or the debt and equity sources referenced above.

•	The Company’s forecasts of margins for 2009 reflect its assessment of the marketplace and they believe these margins will be sufficient to meet its needs for liquidity

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Our ability to obtain the debt and equity financing necessary to finish completion and start-up of, and operate, our plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Construction delays and technical difficulties in completion of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in interest rates and lending conditions; and
•	Results of our hedging strategies.

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

Results of Operation

As of September 30, 2008, we are still in the development phase and until our ethanol plant is operational, we will generate no revenues other than interest income earned on our cash.  During the quarter ended September 30, 2008, we incurred operating expenses of approximately $1,122,000, which consisted primarily of professional fees and general and administrative expenses, resulting in an operating loss of approximately $1,122,000.  During the quarter, we earned net interest income of approximately $21,100, resulting in a net loss for the quarter of $1,100,000, or $210 per weighted average Membership Unit.  At September 30, 2008, our accumulated deficit equaled $5,186,669.  The results of operations during the quarter ended September 30, 2008 are not indicative of the future results of operations that we anticipate for the Company once the ethanol plant begins commercial operations.

Overview, Status and Recent Developments

NEDAK Ethanol, LLC is a development-stage Nebraska limited liability company, which was formed on December 15, 2003 for the purpose of constructing and operating an ethanol plant near Atkinson, Nebraska.  When completed and running at full capacity, we expect that our ethanol plant, which is being constructed on a 72-acre parcel of land which lies southeast of the City of Atkinson in north central Nebraska, will consume approximately 16 to 18 million bushels of locally grown corn annually, and produce approximately 44 million gallons of denatured fuel-grade ethanol and approximately 290,000 tons of modified wet distillers grains for feed cattle annually.  The site is expected to have adequate access to truck transportation, and we expect our site to have adequate access to rail transportation via our rail transload facility located outside of O’Neil, Nebraska, which is operational, but not completed.

As part of our planning, we originally estimated that we would need approximately $78.4 million to purchase additional land and to construct and equip the plant, and a total of approximately $90 million to cover all capital expenditures necessary to complete the project and make the plant operational and produce revenue.  As our construction progressed, the total amounts we have needed to complete construction and commence operations have increased to approximately $111,600,000, primarily due to the $5,000,000 increase in construction costs related to Delta-T Corporation (“Delta”) discussed below and the increase in working capital needs.  In 2008, we conducted a private offering of Membership Units under which we issued four Membership Units.  In March, 2009, in an effort to raise additional working capital to be used in part to engage in hedging activities, we commenced a private offering of up to 1,200 preferred membership units (“Preferred Units”) to be sold at a price of $10,000 per Preferred Unit (the “Private Offering”).  Through March 23, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering.  These issuances were made in connection with the Directors’ agreement to fund the Equity Amount discussed below under “Liquidity and Capital Resources—Project Capitalization—Facility.”

   Over the last several months, we have focused primarily on construction completion and commencement of operations.  With construction complete, during the first half of 2009, we intend to focus on achieving 100% name plate production of our plant and raise additional capital through the Private Offering.

Below is a recap of our progress in implementing our plan of operations as previously reported as well as recent developments.

Status of Plant Construction

On August 9, 2006, we entered into the Engineering, Procurement and Construction Services Fixed Price Contract (“Construction Contract”) with Delta pursuant to which Delta is performing various services and providing certain equipment necessary for the construction and operation of our ethanol plant.  Through the third quarter of 2008, we have incurred costs of approximately $82,583,000 under the Construction Contract.  The payments do not include any sales or other taxes that may be assessed and paid by us on the services rendered or materials and equipment purchased.

As previously reported, Delta informed us that it had incurred substantial losses on our project, and, notwithstanding the terms of the Construction Contract, in order for Delta to assure us that they would finish the project within a definitive time period, we would need to absorb some of the cost overruns incurred by Delta in its performance under the Construction Contract.  In exchange, we would receive certain liquidated damages in the event Delta does not complete the project on time and the parent company of Delta, Bateman Litwin NV (“Bateman”), would guarantee Delta’s performance under the Construction Contract.

On April 11, 2008, we executed amendment number 3 to the Construction Contract (“Amendment”) which provided that (i) (a) we would pay Delta an incentive fee of $5,000,000 of which $2,000,000 would be due and payable upon final completion and the remaining $3,000,000 would be payable six months after final completion, and (b) we would execute a promissory note in the amount of $5,000,000 in favor of Delta to memorialize such obligations (the “Delta Note”), (ii) the $6,648,320 surcharge payable by us respecting the price of stainless steel was payable upon execution of the Amendment, (iii) the Mechanical Completion date (as defined in the Construction Contract) was changed to July 15, 2008, (iv) the Performance Testing and Name Plate Production milestones under the Construction Contract were changed to 60 days following Mechanical Completion, (v) Delta would pay us damages of $150,000 for each week after July 15, 2008 for four weeks and $200,000 per week thereafter in the event Delta had not achieved Mechanical Completion by July 15, 2008, until Mechanical Completion is achieved, (vi) Delta would pay us a per-gallon charge for each week our plant had not achieved the performance test and name plate production level within 60 days of Mechanical Completion, (vii) Bateman would guarantee Delta’s performance of the Construction Contract (the “Bateman Guaranty”), (viii) the letters of credit previously issued by banks on Delta’s behalf in favor of us would be extended until January 31, 2009 and could be replaced by a single letter of credit from a bank acceptable to us, (ix) Delta and/or Bateman would cause the Bank of Hapoalim to issue an irrevocable letter of credit in the amount of $8,000,000, to expire December 31, 2008, (x) we would pay Delta $17,000,000 under the Construction Contract within three days of the Amendment (inclusive of the stainless steel surcharge in (ii) above), (xi) retainage under the Construction Contract would be released and paid to Delta upon Mechanical Completion as provided in the Construction Contract, and (xii) Delta would appoint certain personnel to work at our site.  To secure payment of the Delta Note, we executed a Deed of Trust which grants to Delta a security interest in our properties and which is junior to the Lender’s security interests, and we committed to actively pursue an early release of the letter of credit referred to above in (ix).

Additional negotiations with Delta resulted in the parties’ execution of a Second Letter of Commitment and Intent dated August 4, 2008 (the “Second Amendment”), in which the parties agreed to change some of the terms of the Construction Contract as well as the Amendment.  Mechanical Completion was agreed to be July 28, 2008 and completion of performance testing and obtainment of name plate production within 60 days of that date. The parties agreed that Delta would incur liquidated damages in the amount of $.30 a gallon for each gallon of name plate production not obtained within 60 days of mechanical completion which would be used to reduce the Company’s liability to Delta (50% of the damages applied to reduce the retainage amount owed to Delta and 50% applied to reduce the incentive fee note payable to Delta).  Payment of the first $4,000,000 of retainage was paid as of August 6, 2008 with continued retained monies of $1,700,000 against final completion of several issues.  Further, payment of the $5,000,000 incentive fee was modified to 24 months after performance testing is accepted and complete, with interest to accrue until final payment.

The parties have continued to work on implementing the changes to the Construction Contract contemplated in the Second Amendment, and the status of the matters contemplated by the Second Amendment are as follows:

●
Subsequent to the date of Second Amendment, material deficiencies were discovered in the plant’s tanks. Delta-T, with NEDAK's consent of approval authority, hired a third-party engineering firm which provided recommendations for repair and upgrade of the tanks, and all carbon steel tanks for ethanol storage have been repaired and accepted by us.  All remaining tanks, with the exception of one fermenter, have been in production since December 27, 2008, and the third-party engineer is scheduled to provide a final report prior to our final Performance Testing when Delta-T will prove the contractual guarantees of pl;ant performance.  The third fermenter has been demolished and reconstructed in compliance with API 650 standards, and is in production providing ethanol at or above name-plate capacity.

●	We are discussing an alternative to the tank warranty and guarantee proposed in the Second Amendment.
●
We are discussing continued extensions to (i) a letter of credit issued by Bank of Virginia in the amount of $8,000,000.00 in favor of our lender with an original expiration of December 31, 2008 and extended to April 15, 2009; and (ii) a letter of credit issued by JPMorgan Chase in the amount of $5,500,000.00 in favor of us and assigned to our lender with an original expiration of January 31, 2009 and extended to April 15, 2009.

●
The parties have agreed that the specified liquidated damages incurred by Delta will be applied to retained monies from the original contractual cost of the plant and the Delta Note.  Through March 31, 2009, total liquidated damages have accumulated to an estimated total of $4,200,000.

●
We have executed an amendment to the Delta Note to memorialize the deferment of the payment of the $5,000,000 incentive payment to Delta until after January 1, 2010, if any remains after liquidated damages have been applied.

We also estimated approximately $4,000,000 in project costs for the construction of the transload facility, rail and other items outside the scope of the Construction Contract.  Included in that amount is approximately $733,000 in equipment for the transload facility.  Through September 30, 2008, we have incurred approximately $4,141,000 in costs to construct the transload facility, which is substantially complete.
Below is the status of the construction of our plant as of March 2009:

•
The plant has been declared mechanically complete as of July 28, 2008 with certain exceptions for which $1,700,000 due under the Construction Contract has been retained under the Second Amendment as discussed above.

•	Material deficiencies were discovered in the tanks and Delta has made the required corrections as described above.
•
We began grinding corn on December 27, 2008 and moved the first ethanol produced at the plant to storage on December 31, 2008.   During March 2009, we were producing at approximately 100% name plate capacity.

•
The regenerative thermal dryer sustained damage in a wind storm in early June 2008, and $400,000 due under the Construction Contract has been retained under the Second Amendment.  The repairs on the dryer are in process, but new complications have arisen which may delay performance testing.

•
The rail line modifications and the concrete work for the O’Neill transload facility are substantially complete, and spill containment is completed at the load out site around the rail car loading station.

As of September 30, 2008, we remained in the development phase.  The plant was substantially completed and commenced testing during fourth quarter of 2008 and we began selling ethanol and distillers grains during the first quarter of 2009.  As of March, 2009, we are operating at approximately 100% name plate capacity.  As such, we have begun to generate revenues from the sale of ethanol and distillers grains.  We anticipate that accumulated losses will continue until the ethanol plant is fully operational.

Liquidity and Capital Resources

Sources and Uses

The following table shows the sources of our liquidity in connection with the construction of our ethanol plant and commencement of its operations.  The following table assumes $12,000,000 is raised in the Private Offering.

Sources of Funds	Amount

Equity Offering Gross Proceeds	$47,940,000
Seed Round Private Offering Gross Proceeds	$2,035,000
Debt Financing	$42,500,000
TIF Note Financing (1)	$4,940,000
Other (2)	$1,208,000
Corn Contract Income (3)	$1,000,000
Private Offering	$12,000,000
Total Sources of Funds (4)	$111,623,000

Uses of Funds	Amount

Costs of Equipment and Construction of Ethanol Plant	$83,976,548
Land and Site Preparation	$1,686,702
Engineering and Architectural Fees	$938,526
Bonding and Insurance	$350,000
Rolling Stock, Office Equipment, Water Treatment	$865,200
Transload Facility	$4,255,600
Contingency Reserve (5)	$414,000
Capitalized Interest and Financing Costs	$2,559,400
Start-up Expenses: Working Capital and Inventory through first month of production (5)	$12,069,312
Cash Reserves, Management, Accounting, Legal and Other (5)	$4,507,712
Total Uses of Funds	$111,623,000

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

Project Capitalization

We expect that the proceeds from our public offering and our current Private Offering, combined with the debt financing pursuant to the Facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with construction of the project and commencement of operations. As of September 30, 2008, we had a working capital deficit of approximately $1 million, as we remained in the development stage.  We believe that with the proceeds of the Private Offering and operating revenues in 2009, that our working capital deficit will be eliminated.  To the extent we do not raise the entire amount sought under the Private Offering, we will be less able to utilize hedging of commodity prices, and we could be required to seek additional capital through alternative equity sources or debt financing.  To the extent we are unable to raise working capital through such sources, we may be forced to purchase our corn and market our ethanol at spot prices, which would expose us to market volatility and associated risks.  In the event we are so exposed to such risks, we may be unable to operate at a profit once we commence operations.

Unit Offerings

We were initially capitalized by our founding Members through seed round equity offerings. Under a registration statement filed with the Securities and Exchange Commission (“SEC”) in December 15, 2005, we issued 4,794 Membership Units for gross proceeds $47,940,000, resulting in net proceeds of $47,536,000. In 2008, we conducted a private offering of Membership Units under which we sold four Units for an aggregate of $40,000 as of September 30, 2008.  In March 2009, we commenced the Private Offering for the issuance of up to 1,200 Preferred Units at $10,000 per Preferred Unit, for a maximum of $12 million.  The Preferred Units entitle the holders thereof to: (i) subject to ((A) any existing debt-related restrictions we may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), receive a preferred cumulative distributions of 10% (“Preferred Return”) before holders of common Membership Units receive distributions, (ii) then share in their proportionate share of any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any unpaid Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, we have the ability to redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.  Through March 23, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering for a total of $1,005,000.

Facility

On February 14, 2007, we entered into (i) a Master Credit Agreement (the “Credit Agreement”), (ii) a First Supplement to Master Credit Agreement (“First Supplement”), and (iii) a Second Supplement to Master Credit Agreement (“Second Supplement”) together with the First Supplement and the Credit Agreement, the (“Loan Agreements”) with Farm Credit Services of Grand Forks, FLCA (“Lender”) regarding our senior secured credit facility (“Facility”) for the provision of construction and permanent debt financing for our ethanol plant. Because of the expected construction costs, we anticipate borrowing the full $42,500,000 available under the Facility. The Facility consists of a multiple advance construction loan during the construction period; and at construction completion, conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan, subject to certain conditions.  As of September 30, 2008, we have drawn approximately $39,746,000 on the Facility.

In connection with the Lender’s consent granted to us to enter into the Amendment, we and the Lender executed the Third Supplement and Forbearance to the Master Credit Agreement on April 11, 2008 (the “Third Supplement”) which, in addition to imposing various conditions on our obligations under the Loan Agreements, amends the Loan Agreements as follows:  (i) we covenant to attain Mechanical Completion under the Construction Contract by July 15, 2008, (ii) we covenant to achieve 100% name plate production within 60 days of achieving Mechanical Completion and maintain 100% name plate production indefinitely, (iii) we may not make distributions to our Members without the Lender’s written approval, (iv) we agreed to release certain retainage to Delta upon

Mechanical Completion as provided in the Construction Contract, (v) we released Lender from any claims we may have had against Lender as of the date of the Third Supplement, and (vi) we assigned to Lender the letters of credit issued by Bateman and Delta, as discussed above.  As part of the Lender’s agreement to enter into the Third Supplement, the Lender required us to raise $2,000,000 in equity by July 15, 2008 (the “Equity Amount”) in order to make the incentive payable to Delta referenced above.  The Lender also required certain of our directors to individually and personally guaranty to Lender a specified portion of the Equity Amount.  In addition, the Lender required us to assign to Lender our rights in the Bateman Guaranty and a letter of intent which sets forth the terms of the above-described Amendment.  The Lender also required us and our President, Mr. Jerome Fagerland, to enter into a Control Agreement dated April 11, 2008 with Lender (the “Control Agreement”), under which we pledged certain cash to the Lender as collateral for the loans advanced pursuant to the Third Supplement.

In connection with the changes to the Construction Contract discussed above, we and the Lender executed the Fourth Supplement and Forbearance to the Master Credit Agreement on March 27, 2009 (the “Fourth Supplement”) which, in addition to imposing various conditions on our obligations under the Loan Agreements, amends the Loan Agreements as follows:  (i) we agreed to obtain $1,000,000 of additional equity or subordinated debt capital on or before April 30, 2009, which is guaranteed by the Company’s board of directors, (ii) we agreed to submit a comprehensive plan to attract additional equity or subordinated debt to Lender on or before May 1, 2009 which must include our regaining compliance with Section 5.01 of the Master Credit Agreement on or before December 31, 2010 and Sections 5.02 through 5.06 of the Master Credit Agreement on or before December 31, 2009, (iii) we agreed to achieve 100% name plate production for our ethanol facility and successfully complete all performance tests contemplated under the Construction Contract on or before May 1, 2009 and shall have the capability to maintain 100% name plate production indefinitely, (iv) the letters of credit issued by Bateman and Delta as discussed above will be extended through June 30, 2009, (v) we agreed to execute the second letter of commitment and intent dated August 4, 2008 to that certain Promissory Note issued in favor of Delta dated April 8, 2008 in the principal amount of $5,000,000 to provide that all remaining payments owed to Delta by us shall not be due or payable until after January 1, 2010 and shall be reduced by all liquidated damages earned, and (vi) our Board of Directors agreed to invest $1,000,000 in the Company, in addition to their aforementioned guarantee. The Company’s board of directors collectively contributed as required during March 2009.  As part of the Lender’s agreement to enter into the Fourth Supplement, the Lender required the interest on the unpaid principal amount of the Construction and Term Loans to accrue on a variable interest rate equal to LIBOR plus 5.40%, provided that the interest rate shall not be less than 6.00%.

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

TIF Note

In June 2007, the City of Atkinson, Nebraska (“City”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to us to reimburse us for certain infrastructure improvements relating to our plant.  The TIF Note is an obligation of the City, not of the Company, and is expected to be retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings.  The TIF Note proceeds reimburse us for land costs, site preparation costs, utility extensions and installations, roadways and pollution control equipment.

The TIF Note serves as collateral for a loan in the amount of $6,864,000 (the “Loan”).  We received the net proceeds of the Loan in the amount of $4,939,925 (net of a capitalized interest fund in the amount of $862,935, a debt service reserve fund in the amount of $686,400, and closing costs of $374,740) pursuant to a Loan Agreement we entered into with the lead lending agent, Arbor Bank (on behalf of itself and participating lenders) (“TIF Lender”), under which we have loaned such proceeds to the City in exchange for the TIF Note.  Under the terms of a Security Agreement we entered into in favor of the TIF Lender, repayment of the Loan is secured by our pledge of the TIF Note, the Capitalized Interest Fund (defined below), the Debt Service Reserve Fund (defined below), the net proceeds of certain insurance proceeds, the net proceeds of the Loan, and our interests in the City's pledge of its tax increment revenue and the PILOT (defined below).

The Loan has a term of approximately 14 years, with principal payments due semi-annually, and interest accrues at a rate of 9.50%, which rate includes a 0.25% servicing fee payable to the TIF Lender.  The interest rate on the Loan will reset in June of 2012 and 2017 according to certain U.S. Treasury indexes.  A capitalized interest fund in the amount of $885,676 including interest earned on the account was reserved from the proceeds of the Loan to provide for 18 months of interest payments on the Loan during the construction of our ethanol plant, until tax increment payments are received (the “Capitalized Interest Fund”).  In December 2007, an interest payment of $298,870 was made from this account for a balance of $586,608.  A debt service reserve fund was also reserved from the Loan proceeds (held by the TIF Lender and invested for our benefit) in an amount of 10% of the Loan principal ($706,879, including interest earned on the account) to be used to make principal and interest payments on the Loan in the event of a shortfall (the “Debt Service Reserve Fund”).  In the event the TIF Lender is required to draw down the Debt Service Reserve Fund, we will be required to immediately replenish the entire amount of the drawdown.  Events of default under the Loan include, among other things, (i) our failure to pay principal, interest or premiums on the Loan, (ii) our bankruptcy, and (iii) our default under the Facility.

We entered into a Redevelopment Contract with the City (the “Redevelopment Contract”) providing for (i) our obligation to complete the construction of our ethanol plant, (ii) the City’s payment of a redevelopment grant to us to reimburse us for the project costs discussed above, (iii) the indebtedness evidenced by the TIF Note, and (iv) the City's obligation to pay to the TIF Lender payments in lieu of taxes (“PILOT”) if the City's tax increment revenue is insufficient to repay the principal and interest on the Loan because of a lower assessed value of our property which is improved through the issuance of the TIF Note.

Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We anticipate the use of derivative financial instruments as part of an overall strategy to manage market risk, assuming we have sufficient working capital and liquidity to manage such a strategy.  We intend to use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline.  We will not enter into these derivative financial instruments for trading or speculative purposes, nor will we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are exposed to market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity to be used by us to produce ethanol.  Our other primary product is distillers grains, and are also subject to market risk with respect to the price for distillers grains.  In general, rising ethanol and distillers grains prices should result in higher profit margins, and therefore represent favorable market conditions.  Ethanol and distillers grains prices are, however, influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

Generally speaking, rising corn prices will result in lower profit margins and, accordingly, would represent unfavorable market conditions.  Once operational, we will generally not be able to pass along increased corn costs to our ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  On December 7, 2007, the CBOT price per bushel of March 2008 corn was $4.15, and on August 7, 2008, the CBOT price per bushel of May 2009 corn was $3.88.  Once we are fully operational, we estimate that corn costs will represent approximately 70% of our total annual cost of goods.  In addition to the cost of corn, our costs for denaturant and natural gas are also subject to market changes.

While we are not yet fully operational, we expect the annual impact on our results of operations due to a $0.30 per bushel fluctuation in market prices for corn to be approximately $4,890,000, or $0.11 per gallon, assuming our plant operated at 100% name plate capacity (production of 44,000,000 gallons of ethanol annually).  We also expect a $0.20 per gallon fluctuation in ethanol market prices to impact annual net income by approximately $8,800,000, a $0.20 per gallon fluctuation in denaturant market prices to impact annual net income by approximately $180,000, and a $0.50 per btu fluctuation in natural gas market prices to impact annual net income by approximately $630,000.

We will seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, assuming we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we will seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they will not be designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We will be marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the valuation of inventory, and inventory purchase commitments, the ability to raise capital in the Company’s private placement discussed further in the notes to the financial statements, and the assumptions used to calculate forecasts estimating future cash flows from operations as discussed further in the notes to the financial statements. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our consolidation financial condition, results of operations or liquidity.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Exchange Act of 1934), as of September 30, 2008.  Based upon this review and evaluation, except for the material weakness in internal control over financial reporting as discussed below, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC.

While preparing this report, we discovered that we erroneously reported gains in the first and second quarters of fiscal 2008 relating to the sale of corn not needed for production, and such discovery was not made timely enough to allow us to file this report within the required time.  As a result of a review of our principal executive and financial officers, we attribute those reporting errors to a material weakness in our recordkeeping and our procedures utilized to assure that information required to be disclosed is recorded and processed within the time periods specified in the Commission’s rules and forms.  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.  In connection with this material weakness and as a result of the error in reporting gains in the first and second quarter of 2008, our principal executive and financial officers have concluded that our disclosure controls and procedures were not effective, for the quarterly period ending September 30, 2008.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the President of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q. Except for the material weakness identified during the quarter ended September 30, 2008 and discussed above in item 4(T), there was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In 2008, we added an internal controller position to provide more effective internal controls over financial reporting, which has enhanced our capabilities in this regard and has decreased the extent to which we were required to rely upon outside assistance in our financial reporting processes.  Furthermore, with respect to the above-identified weaknesses, we have recently implemented the following procedures with the assistance of an internal controls consultant to correct the weaknesses identified above:

● All corn contracts are reviewed by the Company’s controller.
● Corn is received against these contracts using the Company’s grain receiving software.
● Information respecting the receipt of corn is forwarded to the Company’s grain agent for confirmation.
● The Company’s grain agent invoices the Company and the invoice is matched against what was forwarded to the Company’s grain agent.
● Grain invoices are then paid with the chief executive officer’s approval.

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2008, the Company accepted a subscription for four Membership Units which were offered and sold at a price of $10,000 per Unit.  The Units sold in such offering were made under the registration exemption provided for in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D adopted under the Securities Act.  With respect to the exemption, neither the Company, nor any person acting on its behalf, offered or sold the Units by means of any form of general solicitation or advertising.  Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.  Each purchaser represented in writing that the Units were being acquired for investment for such purchaser’s own account, and agreed that the Units would not be sold, without registration under the Securities Act or exemption from the Securities Act.  Each purchaser agreed that a legend was placed on each certificate evidencing the Units stating the Units have not be registered under the Securities Act and setting forth restrictions on their transferability.

Item 3.  Defaults Upon Senior Securities.

As of September 30, 2008, the Company was in default under the Credit Agreement due to (i) failure to achieve Mechanical Completion (as defined in the Credit Agreement) by July 15, 2008 and (ii) failure to achieve 100% nameplate production within 60 days after achieving Mechanical Completion.  The Company and the Lender resolved these defaults through the Fourth Supplement and upon the execution of the Fourth Supplement the Company was no longer in default under the Credit Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3(i).1	Articles of Organization and First Amendment thereto (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, filed December 15, 2005)
3(i).2	Second Amendment to Articles of Organization (incorporated by reference to Exhibit 3 (i) of Report on Form 8-K filed January 23, 2007).
4(i).1	Third Amended and Restated Operating Agreement of NEDAK Ethanol, LLC dated March 4, 2009 (incorporated by reference to Exhibit 3(ii).1 of Report on Form 8-K filed March 9, 2009).
10.1	Second Letter of Commitment and Intent dated August 4, 2008 with Delta-T Corporation (incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed August 6, 2008).
10.2	Fourth Supplement and Forbearance Agreement to the Master Credit Agreement dated March 27, 2009 with AgCountry Farm Credit Services, FLCA.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1.	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEDAK ETHANOL, LLC

Date: April 2, 2009	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: April 2, 2009	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary