Form 10-K
period 2008-12-31
NEDAK ETHANOL, LLC
filed 2009-04-03
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number 333-130343

NEDAK ETHANOL, LLC
(Exact name of registrant as specified in its charter)
Nebraska	20-0568230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
87590 Hillcrest Road, P.O. Box 391, Atkinson, Nebraska	68713
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (402) 925-5570
Securities registered under Section 12(b) of the Exchange Act:	None.
Title of each class	Name of each exchange on which registered
Securities registered under Section 12(g) of the Exchange Act:
Common Membership Units
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2008, the aggregate market value of the Common Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Common Membership Units) was $48,340,000.

As of March 23, 2009, the Company had 5,233 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	58

Signatures		61

Item 1. Business.

General

NEDAK Ethanol, LLC (the “Company,” or “us,” or “we”), a Nebraska limited liability company, built a plant to produce ethanol and distiller’s grains on our 73-acre site located near Atkinson, Nebraska.  Our principal business office is located at 87590 Hillcrest Road, Atkinson, Nebraska 68713.  We are emerging from the development stage as we near final testing of our ethanol plant that we anticipate will have an annual capacity to process approximately 16 to 18 million bushels of corn, through a dry milling process, into approximately 44 million gallons of ethanol per year (mgy).  We also expect our plant to annually produce approximately 290,000 tons of modified wet distiller’s grains.  We commenced grinding corn and producing ethanol at the end of 2008, and are currently operating at approximately 100% capacity.

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

Distillers Grains

The chief co-product of the ethanol production process is distiller’s grains, which are the residues that remain after high quality cereal grains have been fermented by yeast.  In the fermentation process, the remaining nutrients undergo a three-fold concentration to yield wet distiller’s grains to which is added evaporator syrup to create wet distiller’s grains with solubles, or WDGS.  WDGS is a highly digestible feed ingredient marketed primarily to the dairy, beef, sheep, swine and poultry industries.  We project we will annually dry 290,000 tons of our WDGS to become modified distiller’s dried grains with solubles (“MWDGS”).

Government Incentives

Federal Incentives

The federal government encourages ethanol production primarily by taxing it at a lower rate.  The Volumetric Ethanol Excise Tax Credit (“VEETC”) is a tax credit of $0.45 per gallon of ethanol. Gasoline distributors apply for this credit, which is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend ethanol tax credits, including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.  In addition, the small producer tax credit is available to plants producing up to 60 million gallons per year, of which the first 15 million gallons per year are eligible for a 10 cent per gallon credit, capped at $1.5 million per plant.  In our limited liability company structure, this credit against tax liability would be passed through to our Members, subject to other considerations and the limitations discussed in the foregoing are applied at both the entity level and at the Member level.  The small producer tax credit is also scheduled to expire on December 31, 2010, unless legislation extending the credit is enacted.  While we are an eligible producer, the availability of this credit to our Members may be limited based on application at the Company and Member levels.

The Energy Policy Act of 2005 (the “2005 Act”) eliminated the oxygen content requirement in reformulated gasoline, making use of oxygenates like ethanol optional for the petroleum industry in meeting clean air standards, and established a larger demand for ethanol, requiring an increase in production of approximately 700 million gallons per year over several years.

The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (the “2007 Act”). This legislation modified the 2005 Act which created a Renewable Fuels Standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used, and applies to refineries, blenders, distributors and importers, and does not restrict the geographic areas in which renewable fuels may be used.  The 2007 Act (i) increased the RFS to require that a larger amount of renewable fuels (from 4.5 billion gallons in 2007 to 36 billion gallons by 2022) be used in the fuel refining industry, including nine billion gallons of ethanol in 2008; (ii) increased the RFS for ethanol manufactured from corn to 15 billion gallons by 2036, while determining that the balance of the RFS production will come from non-ethanol fuels, such as advanced biofuel, cellulosic biofuel and biomass-based diesel; and (iii) bans companies from restricting installation of ethanol pumps as part of franchise agreements.

Changes in Corporate Average Fuel Economy (“CAFE”) standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. This variance encourages auto manufacturers to build more flexible-fuel models, particularly in trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

State Incentives

Some states also provide various tax and production incentives, including reduced tax rates of state motor fuel tax, that combined with the federal incentive provide incentive for marketers to buy ethanol products.  Several state programs require gasoline to contain a specified percentage of ethanol.  The prospect of more states adopting a local requirement that either directly or indirectly requires ethanol is uncertain—primarily because of a decrease in political support of the production of ethanol.

Current Markets and Future Demand

Ethanol Supply

Ethanol productive capacity has continually grown since 1980.  In 1992 it surpassed one billion gallons in the U.S., and continued to steadily grow until 2002 when supply surpassed two billion gallons.  In 2007, capacity further increased from 4.9 billion to 6.5 billion gallons and again in 2008 it topped nine billion gallons.  Due to general economic difficulties and commodity prices in the last half of 2008, approximately two billion gallons of additional capacity that was planned or already under construction was put on hold.

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

E10 plus

Unleaded gasoline with a 10% blend of ethanol accounts for the majority of consumption in the U.S.  In 2008, production capacity in the U.S. surpassed the demand for ethanol and is expected to remain in surplus until the maximum blend for all highway gasoline powered vehicles is raised.  The United States Department of Agriculture

(“USDA”) recently published comments discussing the potential for increasing the maximum ethanol blend as high as 20%.  If the ethanol blend is increased, industry observers believe that the first increases will be to a 12% or 13% level.  Until blend percentages are increased, we believe that the price for ethanol will continue to face downward pressure from surplus capacity.

E85

Demand for ethanol has been affected by the increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 76,000 flexible fuel vehicles capable of operating on E85 registered in Nebraska, alone, and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year nationally.  The National Ethanol Vehicle Coalition reports that there are currently approximately 48 retail gasoline stations supplying E85 in Nebraska.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of retail gasoline stations.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Cellulosic Ethanol

Due to the volatile corn prices, discussion of cellulose-based ethanol has increased over the last few years. Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks and rice straw, among other common plants. Cellulosic ethanol is ethanol produced from cellulose, and currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn-based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Our Ethanol Plant

Our plant consists primarily of a raw material storage and processing area, a fermentation area comprised principally of fermentation tanks, a finished product storage and distillation area, and a drying unit for processing modified wet distillers grains.  We also utilize a transload facility near O’Neill, Nebraska, approximately 16 miles from our plant, where ethanol is held in a storage tank or railcars pending rail shipment.  Our plant uses a dry milling process to produce fuel-grade ethanol as its main product, in addition to the co-product distiller’s grains.

Raw Materials

Corn Requirements

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.   In recent months, the market price of ethanol has tended to track the market price of corn.  However, the market price for energy, and for gasoline in particular, has provided a ceiling for the market price of ethanol without respect for the price of corn.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices, especially when the market prices for energy are low.

In the early spring of 2009, the prevailing farm costs for corn production suggest that the base cost of corn will be above $3.50 a bushel.  However, corn is a commodity market and costs do not necessarily correlate to price.  As of March 24, 2009, corn for May 2009 delivery was $3.936 a bushel.

Our ethanol plant needs approximately 16 to 18 million bushels of corn per year, or approximately 47,000 bushels per day, as the feedstock for its dry milling process.  The grain supply for our plant will be obtained primarily from local markets.  To assist in our securing the necessary quantities of grain for our plant, we entered into a Grain Procurement Agreement with J.E. Meuret Grain Co., Inc. (“Meuret”).  In the ordinary course of business, we will enter into forward purchase contracts for our commodity purchases.  The Company, through Meuret, has entered into forward purchase contracts to purchase approximately 1,899,000 bushels of corn at an average cost of $3.74 per bushel for delivery between January 2009 and December 2010.  We sold several contracts for corn to be delivered prior to production.  We are in the process of amending the Grain Procurement Agreement with economic terms expected to remain substantially the same.

Energy Requirements

The production of ethanol is a very energy intensive process which uses significant amounts of electricity and natural gas.  Water supply and quality are also important considerations.  Presently, about 40,000 BTUs of energy are required to produce a gallon of ethanol.

 Natural Gas

Our plant requires a natural gas supply of at 1.3 to 1.7 billion cubic feet per year.  We are participating in a risk-management program provided by Constellation Energy which blends fixed prices, market prices and options in the natural gas commodity market.

Supply.  We entered into a Base Agreement and Ordering Exhibit for the supply of natural gas with Constellation Energy.  The Ordering Exhibit establishes annual terms.  Constellation Energy has proposed that we provide security in the form of prepayments for one month estimated consumption.

Transportation.  To access sufficient supplies of natural gas to operate the plant, a connection to a distribution pipeline approximately six miles from our site was constructed.  We have entered into two Firm Transportation Service Agreements with Kinder Morgan Interstate Gas Transmission LLC (“KMIGT”) under which we have agreed to pay monthly reservation fees for guaranteed interstate pipeline transportation.  In conjunction with the second Firm Transportation Agreement, we have agreed to pay a monthly Facility Reimbursement Fee in addition to the normal reservation fee.

Distribution.  We entered into a Negotiated Rate Agreement for Distribution Transportation Service (“Negotiated Rate Agreement”) with Source Gas which establishes the minimum and maximum quantities of natural gas to be delivered to us under a separate Transportation Service Agreement.  We agreed to pay Source Gas a distribution fee per therm delivered to us for the first five years of the Negotiated Rate Agreement, and such rate automatically increases thereafter according to a formula based upon the GDP Implicit Price Deflator published by the U.S. Department of Commerce.

Electricity

Our plant requires a continuous supply of 1.3 KVA, 12,400 volt electrical energy, which we purchase from the Nebraska Public Power District.

Water

Our plant requires approximately 400 gallons of fresh water per minute.  While much of the water used in an ethanol plant is recycled back into the process, boiler makeup water and cooling tower water must be fresh.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Much of the water can be recycled back into the process, which will minimize the effluent.  This will have the long-term effect of lowering waster water treatment costs.  Many new plants today are zero or near zero effluent facilities.  We anticipate that there should be no more than 40 gallons per minute of non-contaminated water.  The water from the cooling tower and the boiler blowdown water are put in a pond and released to the environment either through evaporation, or by discharge into the Elkhorn River pursuant to our discharge permit.  Our water requirements are supplied through wells, though allocations of future water resources for the Upper Elkhorn District will be set by the Upper Elkhorn Natural Resources District (“NRD”).

Competition

Ethanol has become a widely used commodity, but the market is still developing.  Price competition is becoming a factor of the overall marketplace, as opposed to direct price competition between producers.  The Nebraska Ethanol Board reports that there are 24 operating plants in Nebraska and two under construction.  Those operating plants account for annual productive capacity of 1.5 billion gallons of ethanol, of which we will contribute 44 million gallons once at name plate capacity.

Although the Nebraska legislature has historically provided incentives to ethanol producers in Nebraska, we do not qualify for any existing incentives. Only plants that were in production on June 30, 2004 are eligible for such incentives, which authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years.  Producers qualifying for this incentive have a competitive advantage over us.

Other Competition

The Renewable Fuels Association reports that world production of ethanol in 2008 was 17.3 billion gallons, with Brazil, the second largest producing country, producing 6.5 billion gallons.  All other countries contributed 1.8 billion gallons.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for a tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.  Total imports of ethanol into the U.S. in 2008 was estimated by the Renewable Fuels Association to be 600 million gallons.

Competition from Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. New products or methods of ethanol production developed by larger and better financed competitors could provide them competitive advantages over us and harm our business.

Marketing

Ethanol

We entered into an Ethanol Marketing Agreement with Eco-Energy, Inc. of Franklin, Tennessee (“Eco”), under which Eco purchases all of our ethanol and resells it.  We pay Eco a monthly fee of $.01 per net gallon of ethanol purchased. The Eco agreement will continue for 36 months after production startup.  Most of our ethanol will be sold into markets throughout the United States and will be shipped primarily by truck to our transload facility in O’Neill, Nebraska, and then by rail. Our target market area includes local, regional (Nebraska, South Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota, Illinois, Wisconsin and Iowa) and national markets.

Distillers Grains

We entered into a Marketing Agreement dated January 22, 2007 with Distillers Grain Services LLC (“Distillers”), which provides that Distillers has the exclusive right to purchase from us, and is obligated to market, all MWDGS produced by us at our plant.  The term is for an initial 24 months beginning with production startup, and automatically renews unless either party provides written notice 120 days prior to expiration of the term. Under the Marketing Agreement, we pay Distillers a marketing fee equal to $1.50 per ton of MWDGS sold at $50 per ton or less, and 3.0% of MWDGS tonnage sold over $50 a ton.

Transportation and Storage

Transportation

In order to capitalize on the low land acquisition costs, local corn costs, and a number of other factors associated with locating our plant in Atkinson, we transport our ethanol by truck to a transload facility approximately 16 miles from our plant.  We entered into a Transportation Agreement (the “Carrier Transportation Agreement”) with Western Oil Trans Inc. (“Carrier”), under which Carrier ships our ethanol to our rail facility.  The term of the Carrier Transportation Agreement will continue until July 29, 2010 and automatically renew for successive one year periods.  The Carrier Transportation Agreement may be terminated by either party upon providing notice 180 days prior to the end of the then-current term, if the Carrier’s authority to provide shipping services is modified, upon mutual agreement, or upon the discontinuance of either party’s business.

We entered into an Industry Track Agreement (“NENE Track Agreement”) with the Nebraska Northeastern Railway Company (“NENE”), under which we constructed a rail line (“Track”) over NENE’s property located near the center of the City of O’Neill, Nebraska.  The NENE Track Agreement has an initial term of five years and will automatically continue thereafter until terminated by either party upon 30 days’ notice.  The NENE Track Agreement may also be terminated in the event we are unable to cure certain specified defaults, if NENE is authorized to abandon its line which connects to the Track, or if NENE is no longer able to operate over the Track.  Under the NENE Track Agreement, we are responsible for, among other things, obtaining all permits required to operate the Track, and maintain the Track; and NENE has agreed to provide rail service to transport our ethanol over the Track.

We entered into a Track Lease Agreement (the “Track Agreement”) with the Nebraska Game and Parks Commission (the “Commission”), under which we leased from the Commission a parcel of land (the “Property”) to use as a rail spur track over which we transport our ethanol.  The Track Agreement has a term of ten years and will automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration date of its intention to not renew.  We are obligated to pay an annual rental fee of $10,000 for use of the Property.  Additionally, we are responsible for any public assessments respecting the maintenance or use of the Property.  The Track Agreement provides that we are responsible to maintain the track on the Property and are solely responsible for our operations on the Property and complying with applicable laws regarding our use of the Property.

Regulatory Environment

Governmental Approvals

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental, construction and operating permits.  Our failure to obtain and maintain the permits discussed below or other similar permits which may be required in the future could force us to make material changes to our business or to shut down altogether.

Environmental Regulations and Permits

We are subject to regulations on emissions from the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environmental Quality (“NDEQ”). The EPA’s and NDEQ’s environmental regulations are subject to change and often such changes are not favorable to industry.  Consequently, even if we have the proper permits now, we may be required to invest or spend considerable resources to comply with future environmental regulations.

 Air Quality Permits –  NDEQ

HDR Engineering, Inc. (“HDR”) provided us professional consulting and support services in air quality modeling, and permitting for purposes of obtaining an Air Quality Construction Permit.  We have been issued our Air Quality Construction Permit for both the Atkinson and O’Neill locations.  We must conduct emission testing and apply for an Air Quality Operating Permit from NDEQ that will allow us to operate our business.  We need to obtain this permit to operate the plant after the Air Quality Construction Permit expires.  Independent testing laboratories will be used for this testing in coordination with the NDEQ. We will submit an application for this permit as soon as possible but the permit must be obtained within twelve months after the facility becomes operational.  If granted, we expect the permit to be valid for five years.

National Pollutant Discharge Elimination System Permits –  NDEQ

In May of 2006, we applied for a National Pollutant Discharge Elimination System (“NPDES”) Permit for waste water discharges and stormwater runoff from the NDEQ.  A General Stormwater Permit for Industrial Activity has been obtained from NDEQ under which we are presently operating. This permit will expire when all site work is complete. At that time we will implement a Storm water Pollution Prevention Plan for monitoring the storm water leaving the site.  On June 18th, 2007, we were issued a permit for non-process wastewater.  This permit governs the discharge of noncontact water used in the production of ethanol that will have been tested and discharged to the Elkhorn River. Noncontact water is water that does not come in contact with the process, such as cooling tower blowdown or reverse osmosis filtered water.  No discharge of this tested water can occur without the NPDES permit. HDR is presently pursuing an administrative amendment to this permit on our behalf to correct a discharge flow computation that was detected in the fact sheet used by the NDEQ for this permit.

Well Permits – State and Local Requirements

There are presently three separate wells near our plant that we expect will provide us with our necessary water supply.   All three wells have been registered with the Nebraska Department of Natural Resources (“NDNR”) as required by law and their status is registered as “commercial.”  The operation of the wells has also received the approval of the NRD.  Any new or additional wells necessary for the operation of the facility will require registration and approval by the NRD.

EPA Approvals

We are preparing a spill prevention, control and countermeasures plan in accordance with standards set by the EPA.  The plan outlines our spill prevention measures for oil-based products such as denaturant and denatured ethanol.  Our Spill Prevention Control and Countermeasure plan must be reviewed and certified by a professional engineer and receive the EPA’s approval.

Other Federal Agency Permits

Under federal law, the production of alcohol is regulated by the U.S. Department of Alcohol, Tobacco and Firearms (“ATF”).  The ATF requires producers of ethanol to obtain an Alcohol Fuel Producers Permit, which we have obtained.  To ensure a safe approach to airports, the Federal Aviation Administration (“FAA”) must determine that our operations will not present a hazard to navigation.  A study of this hazard assessment has been forwarded to the FAA for review.

Nuisance

We could be subject to environmental nuisance or related claims by employees, property owners or residents near our ethanol plant arising from air or water discharges.  Ethanol production has been known to produce an odor to which surrounding residents could object.  We believe our plant design mitigates most odor objections.  However, if odors become a problem, we may be subject to fines and could be forced to take costly curative measures.  Environmental litigation or increased environmental compliance costs could increase our operating costs.

Operational Safety Regulations

We are also subject to federal and state laws regarding operational safety.  Risks of substantial compliance costs and liabilities are inherent in a large-scale construction project and in ethanol production after the facility is constructed.  Costs and liabilities related to worker safety may be incurred.  Possible future developments-including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our construction or operation could result in substantial costs and liabilities.

Employees

As of March 15, 2009, we have 31 paid employees.  We entered into an Employment Agreement with Jerome Fagerland on October 30, 2007, under which Mr. Fagerland serves as our President and General Manager.  Mr. Fagerland devotes substantially all of his time to our business.   Our Board Chairman, Everett Vogel, Vice Chairman, Richard Bilstein and our Secretary-Treasurer, Timothy Borer, each devotes about 15 hours per week to our business and will receive no compensation until profitable operations provides cash to pay the accumulating director’s fees.  See “Executive Compensation—Board of Directors” below.  We have entered into a Plant Operating Agreement with HWS Energy Partners, L.L.C. (“HWS”), under HWS manages our ethanol plant.  HWS provides, for the employment by us, a sufficient number of employees to operate our plant.  While all employees except HWS’s key management personnel are our employees, HWS is responsible for timely identifying employee candidates and assuring that vacancies are filled.

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

We do not expect an active trading market for our Membership Units to develop. To maintain our partnership tax status, our Membership Units may not be publicly traded. We will not apply for listing of the Membership Units on any stock exchange or on the NASDAQ Stock Market. As a result, Members may not sell Membership Units readily. Transfer of Membership Units is also restricted by our Third Amended and Restated Operating Agreement dated March 4, 2009 (the “Operating Agreement”) and subject to the procedures contained therein. Transfers without the approval of our Board of Directors are not permitted and are invalid. Furthermore, the Board of Directors will not approve transfer requests unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our Membership Units will likely be lower because they are illiquid. Members may be required to bear the economic risks associated with an investment in us for an indefinite period of time.

If we issue additional Membership Units in the future this will result in dilution to our existing Members.

As discussed in more detail below under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, we intend to issue additional equity.  Our Board of Directors may choose to issue additional Units—including Class A Preferred Units which have preferred terms versus our Common Units—at prices lower than for which Units have previously been sold to provide additional financing in the near term or in the future. The issuance of any such Units may result in a reduction of the book value or market price of the outstanding Units. If we do issue any such additional Units, such issuance also will cause a reduction in the proportionate ownership and voting power of all other Members.

Our debt service requirements and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

Under our credit facility, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, pay distributions and to make capital expenditures, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The credit facility also contains financial covenants including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ratio and a minimum fixed charge coverage ratio.  In addition, it is possible that as a condition to providing its consent to any amendment to our Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006, as amended (the “Construction Contract”) with Delta-T Corporation (“Delta”), our lender may impose additional conditions on us or the project, or impose additional affirmative or negative covenants on us.  These requirements, in addition to our obligations to repay principal and interest on the credit facility, make us more vulnerable to economic or market downturns. If we are unable to service our debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital. If we default on any covenant, the lender (or any subsequent lender) could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease construction, or if the plant is constructed and operating, to cease operations.

RISKS ASSOCIATED WITH CONSTRUCTION AND DEVELOPMENT

We are dependent upon Delta to finish performance testing for our plant.

Delta’s refusal or inability to perform under the Construction Contract could have a material adverse effect on our ability to finalize construction of and achieve nameplate production for our plant and become profitable in the future.  Delta has already demonstrated this risk and even if we amend the Construction Contract to resolve the matters discussed elsewhere in this report, there can be no guarantees that Delta will fully perform under the Construction Contract.

Delta will continue to employ subcontractors for key parts of the plant.

The failure on the part of major subcontractors to perform in a satisfactory manner can present risk that final performance testing and nameplate production for the plant will not be achieved.  Failure on the part of Delta to compensate subcontractors can also present risk of claims or liens on plant assets.  These claims could result in a loss of the value of Units.

If there are defects in our plant, it may negatively affect our ability to operate the plant.

There is no assurance that defects in materials and/or workmanship in our plant will not occur. Under the terms of the Construction Contract, Delta has warranted that the material and equipment furnished to build the plant would be free from mechanical defects, structural defects and defects in material or workmanship. Though the Construction Contract requires our Delta to correct all defects in material or workmanship for a specified period after completion of the performance test, material defects in material or workmanship may still occur. Such defects could cause us to delay reaching nameplate capacity, if such defects are discovered after operations have commenced, to halt or discontinue the plant’s operations. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

RISKS ASSOCIATED WITH OUR FORMATION AND OPERATION

We have limited working capital, which could result in losses that will affect the value of Units or Members’ investment return.

   We were organized on December 15, 2003 and have limited operating history. We cannot make representations about our future profitable operation or our future income or losses. If our plans prove to be unsuccessful, Members will lose all or a substantial part of their investment. There can be no assurance that the funds we received in our public offering, combined with debt incurred and our private offering, will be sufficient to allow us to operate our plant until profits are attained.

Our operation costs could be higher than anticipated which could reduce our profits or create losses, which could decrease the value of Membership Units or Members’ investment return.

We could experience cost increases associated with the on-going operation of the plant caused by a variety of factors, many of which are beyond our control. Corn prices could again increase and labor costs could increase over time, particularly if there is a shortage of persons with the skills necessary to operate the ethanol plant. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of ethanol and MWDGS to our customers. In addition, the operation of the ethanol plant will be subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them. We will be subject to all of these regulations whether or not the operation of the ethanol plant is profitable.

We may be at a competitive disadvantage compared to other ethanol producers because of our distance from a railhead, which could increase our costs and could reduce the value of Membership Units or Members’ investment return.

Our plant is approximately 16 miles from the nearest railhead. We have constructed a transload facility near the railhead and truck our ethanol to the transload facility. Although these costs have been included in our construction and operating cost projections, we could be at a disadvantage compared to our competitors, which could adversely affect the value of an investment in us.

We will be dependent upon our plant management company to hire and retain competent personnel.

We have entered into a Plant Operating Agreement with HWS, under which HWS manages our ethanol plant.  HWS has agreed to manage all facets of our plant’s operations and to provide, for the employment by us, a sufficient number of employees to operate our plant. We have four paid persons operating our business. Our success will depend in part on the ability of HWS to attract and retain competent personnel who will be able to help us achieve our goals. It may be difficult to attract qualified employees to Atkinson, Nebraska, a rural and sparsely populated area. If HWS is unable to find productive and competent personnel, our ability to produce and sell ethanol could be adversely affected.

Casualty losses may occur for which we have not secured adequate insurance.

We have acquired insurance that we believe to be adequate to prevent loss from foreseeable risks. However, events occur for which no insurance is available or for which insurance is not available on terms that are acceptable to us. Loss from such an event, such as, but not limited to, earthquake, tornados, war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial performance.

Our business is not diversified and this could reduce the value of Membership Units.

Our success depends largely upon our ability to profitably operate our ethanol business. We do not have any other lines of business or other sources of revenue if we are unable to produce ethanol and distiller’s grains. If economic or political factors adversely affect the market for ethanol or distiller’s grains, the value of an investment in us could decline because we have no other line of business to fall back on if the ethanol business declines.

We have a history of losses and may not ever operate profitably.

From our inception on December 15, 2003 through December 31, 2008, we incurred an accumulated net loss of $6,839,370.  Historically, the first quarter markets for corn and ethanol have brought tight margins to the industry, and our startup in the first quarter of 2009 is expected to generate moderate losses, although at a much reduced rate from the previous months before startup.  Based on our brief history in the ethanol market, we expect losses to curtail in the second quarter of 2009, but there is no assurance that we will be successful in operating the plant profitably.

Our Operating Agreement contains restrictions on Members’ rights to participate in corporate governance of our affairs, which limits their ability to influence management decisions.

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

Since our project is currently managed both by our officers and to some extent by the Board of Directors (rather than completely by a professional management group), the devotion of the Directors’ time to the project is critical.  However, the Directors have other management responsibilities and business interests apart from our business.  As a result, our Directors may experience conflicts of interest in allocating their time and services between us and their other business responsibilities.  We have adopted a related party transaction policy and a Code of Ethics, but there can be no assurance that these policies will fully alleviate conflicts of interest that could impact the Company.

The internal controls over financial reporting we have been developing may not be adequate, which could have a significant and adverse effect on our business and reputation.

As required by law, we have designed and are working to test our internal controls over financial reporting.  As previously reported, we have identified material weaknesses in our internal controls over financial reporting in the past, which weaknesses have been corrected.  We expect to incur ongoing additional expenses to comply with applicable law, which will negatively impact our financial performance and our ability to make distributions.  This process also will continue to divert management’s time and attention.  We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner.  Our management is required to report on our internal controls over financial reporting pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and rules and regulations of the SEC thereunder in this report on Form 10-K.  We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting.  There can be no assurance that our quarterly and annual reviews will not identify material weaknesses or that we will successfully resolve all issues which may arise under any such evaluations.

Disruption or difficulties with our information technology could impair our ability to operate.

Our business depends on the effective and efficient use of information technology. A disruption or failure of these systems could cause system interruptions, delays in production and a loss of critical data that could severely affect our ability to conduct normal business operations.

RISKS ASSOCIATED WITH THE ETHANOL INDUSTRY

Industry distress may adversely impact our ability to access credit necessary to operate.

The ethanol industry has faced significant industry distress in the past six to twelve months, with many producers filing bankruptcy.  Furthermore, the overall capital markets in the United States have been illiquid and volatile in the latter part of 2008, continuing into 2009.  These conditions make it extremely difficult to secure credit, to refinance credit or negotiate forbearance terms with lenders.  Although we have essentially fully drawn on our credit facility, we expect to have ongoing financing needs and have ongoing covenant compliance that must be satisfied with our lender.  Given the market conditions, we may not be able to access credit or in the event of an inability to meet covenants on our current credit arrangements, procure necessary waivers, which could cause us to have to reduce or shut down our operations and would have a material adverse effect on our operations and financial performance.

We will be operating in an intensely competitive industry and we will compete with larger, better financed entities, which could negatively impact our ability to operate profitably.

There is significant competition among ethanol producers. Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, from plants that are significantly less leveraged than our plant and from other plants similar to our ethanol plant. Large ethanol producers are capable of producing a significantly greater amount of ethanol than we can produce and can leverage that production and negotiate better margins in some cases. In addition, there are several Nebraska, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which are of a similar size and but may have less leverage than us. According to the Nebraska Ethanol Board, as of March, 2009, there were 24 operational ethanol plants in Nebraska. Furthermore, ethanol from certain Central American or Caribbean countries is eligible for tariff reduction or elimination upon importation to the United States. Ethanol imported from these Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  Competition from any of the foregoing could materially and adversely impact our financial performance.

Furthermore, the ethanol industry is currently comprised mostly of firms that primarily produce ethanol.  Companies in the oil business or petrochemical refiners have recently shown interest in the industry and recently-purchased plants.  These types of companies also form the primary distribution network for marketing ethanol through blended gasoline.  As such, if these companies further engage in this industry, there may be less need to purchase ethanol from independent producers such as ourselves.  Such a change in the market could have a material adverse impact on our operations and financial results.

Changes in the supply and demand, and production and price with respect to corn could make it more expensive to produce ethanol, which could decrease our profits.

Ethanol production requires substantial amounts of corn. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol. Events that tend to negatively impact the supply of corn are likely to increase prices and affect our operating results. Rising corn prices produce lower profit margins for the production of ethanol, especially when market conditions do not allow us to pass along increased corn costs to our customers.

We entered into a Grain Procurement Agreement with Meuret, which provides that Meuret has the exclusive right and obligation to provide us with No. 2 yellow corn meeting our specifications in the full amount necessary for our operation of our ethanol facility. The base price, subject to discounts, offered by Meuret for the grain to supply us is the posted cash price the Chicago Board of Trade listing, less Meuret posted basis.  We pay Meuret the base price plus a service fee of $.04 per bushel of grain delivered.  The initial term began December 14, 2006 and will automatically renew for an additional 24 month term at the end of the initial term, or renewal term, unless either party provides written notice six months prior to the end of the term. In the ordinary course of business, we will enter into forward purchase contracts for our commodity purchases.  Current corn market conditions are unfavorable for forward contracting and our delayed startup and negotiations have put a temporary hold on additional forward contracting activities.  Currently we have approximately 1,899,000 bushels of forward contracted corn through Meuret for delivery to the end of 2010.  All current corn purchases are contracted at current market prices.

The price of corn has generally increased over the last three years and has fluctuated significantly in the past and may fluctuate significantly in the future. We cannot provide assurances that we will be able to offset any increase in the price of corn by increasing the price of our products.

We have executed an output contract with a distributor that purchases all of the ethanol we produce, which may result in lower revenues because of decreased marketing flexibility and inability to capitalize on temporary or regional price disparities, and could reduce the value of Units or Members’ investment return.

We executed the Ethanol Marketing Contract with Eco, which provides that Eco purchases the entire output of our ethanol and provides transportation services to the Company.  Eco markets our ethanol in national, regional and local markets. Our objective in utilizing an output contract is to provide a reliable and predictable market for our ethanol. We do not plan to build our own sales force or sales organization to support the sale of ethanol. As a result, are dependent on Eco to sell our principal product. When there are temporary or regional disparities in ethanol market prices, it could be more financially advantageous to have the flexibility to sell ethanol ourselves through our own sales force. We have decided not to pursue this route. Our strategy could result in lower revenues and reduce the value of Units if Eco does not perform as we plan.  Furthermore, should Eco experience financial difficulties, we are at risk as they carry approximately ten days of trade payables to us.  Their inability to pay us for our ethanol sales could materially and adversely impact our financial results and condition.

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

We cannot provide any assurance that there will be sufficient demand for ethanol to support current ethanol prices.

To support any expansion of the ethanol industry, domestic ethanol consumption must increase. Additionally, public opinion must be supportive of continued or increased mandates in order to maintain the preferred status of ethanol in public policy. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. At the present rate of expansion, it is probable that ethanol production will exceed levels set by federal mandate. Additionally, it is possible that ethanol production will exceed domestic blending capacity.

Ethanol production from corn has not been without controversy. There have been questions of overall economic efficiency and sustainability, given the industrialized and energy-intensive nature of modern corn agriculture. Additionally, ethanol critics frequently cite the moral dilemma of redirecting corn supplies from international food markets to domestic fuel markets. The controversy surrounding corn ethanol is dangerous to the industry because ethanol demand is largely dictated by federal mandate. If public opinion were to erode, it is possible that the federal mandates will lose political support and the ethanol industry will be left without a market.

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending is an important secondary market. However, consumer acceptance of E85 fuels and flexible-fuel technology vehicles is needed before there will be any significant growth in market share. International markets offer possible opportunities.  Ethanol has foreseeable applications as an aviation or locomotive fuel. Limited markets also exist for use of ethanol as an antiseptic, antidote or base compound for further chemical processing. Unfortunately, all these additional markets are undeveloped.

At present, we cannot provide any assurance that there will be any material or significant increase in the demand for ethanol beyond the increases in mandated gasoline blending. Increased production in the coming years is likely to lead to lower ethanol prices. Additionally, the increased production of ethanol could have other adverse effects as well. For example, the increased production could lead to increased supplies of by-products from the production of ethanol, such as distiller’s grains. Those increased supplies could lead to lower prices for those by-products. Also, the increased production of ethanol could result in a further increase in the demand for corn. This could result in higher prices for corn creating lower profits. There can be no assurance as to the price of ethanol, corn, or distillers grains in the future. Adverse changes affecting these prices may have a material adverse effect on our operations, cash flows and financial performance.

The effect of the RFS on the ethanol industry is uncertain.

 The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The 2005 Act eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS and the 2007 Act requires that biodiesel and cellulosic sources comprise 3 billion gallons in 2016, increasing to 21 billion gallons in 2022, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our business, results of operations and financial condition. The RFS program and the 2007 Act also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS are still under development.  The RFS level for 2009 of 10.5 billion gallons is approximately equivalent to the current U.S. production levels.  Any significant increase in capacity beyond the RFS levels may have an adverse impact on ethanol prices which in turn would adversely impact our financial performance.

There is scientific disagreement about the wisdom of policies encouraging ethanol production, which could result in changes in governmental policies concerning ethanol and reduce our profitability.

Some past studies have challenged whether ethanol is an appropriate source of fuel and fuel additives, because of concerns about energy efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the 2005 Act and the 2007 Act, supports ethanol production. If a scientific consensus develops that ethanol production does not enhance our overall energy policy, our ability to produce and market ethanol could be materially and adversely affected.

Hedging transactions, which are intended to stabilize our corn costs, also involve risks and costs that could reduce our profitability.

In an attempt to mitigate the effects of the volatility of corn costs on operating profits, we will take hedging positions in corn futures markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities result in costs such as brokers’ commissions and other transaction costs. If there are significant swings in corn prices, or if we purchase more corn for future delivery than we can use, and if the margin between what we purchase our corn at is not positive when compared to the margin for which we can sell our ethanol, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce ethanol at a loss, all of which would have a material adverse effect on our financial performance.

Ethanol production is energy intensive and interruptions in our supply of energy, or volatility in energy prices, could have a material adverse impact on our business.

Ethanol production requires a constant and consistent supply of energy. If our production is halted for any extended period of time, it will have a material adverse effect on our business. If we were to suffer interruptions in our energy supply, our business would be harmed. In addition to several agreements with KMI and its affiliates discussed above, we have entered into a Base Agreement with a natural gas supplier, Cornerstone to obtain natural gas at prevailing market prices. If we are unable to obtain a natural gas supply on terms that are satisfactory to us, the adverse impact on our plant and operations could be material. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs. We will need to purchase significant amounts of electricity to operate the ethanol plant. The prices which we will be required to pay for electrical power will have a direct impact on our costs of producing ethanol and our financial results.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors’, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income, all of which could reduce the value of Members’ investment.

Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of Members’ investment.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of Members’ investment.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of Members’ investment.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Although current technology is not sufficiently efficient to be competitive, a report dated August 25, 2000 by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicated that new conversion technologies may be developed in the future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  We do not believe it will be cost-effective to convert our Facility into a plant which will use cellulose-based biomass to produce ethanol.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and Members’ investment could lose value.

Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of Members’ investment.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, which would reduce the value of Members’ investment.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of Members’ investment.

Brazil is currently the world’s largest producer and exporter of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn.  Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated.  Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably, which would reduce the value of Members’ investment.

Markets for distiller’s grains depend on its continued use as animal feed.

The primary use of distiller’s grains is animal fodder or feed additive. In recent months, Escherichia coli (“E. coli”) outbreaks in beef cattle have been attributed to use of distiller’s grains as a cattle feed. At present, there is no conclusive causal relationship between E. coli and distiller’s grains. However, despite the current lack of scientific evidence, this continued controversy could have an adverse impact on distiller’s grains markets. Any connection, whether based on scientific evidence or popular opinion, between distiller’s grains and E. coli could have a material adverse effect on our operations, cash flows and financial performance.

The price of distiller’s grains is affected by the price of other commodity products, such as soybeans and corn, and decreases in the price of these commodities could decrease the price of distiller’s grains, which will decrease the amount of revenue we may generate.

Distiller’s grains compete with other protein-based animal feed products. The price of distiller’s grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distiller’s grains. Decreases in the price of distiller’s grains will result in lower revenues.

RISKS ASSOCIATED WITH GOVERNMENT REGULATION AND SUBSIDIZATION

Our business may be adversely affected by conditions beyond our control, including weather conditions, political developments, disruptions in transportation, and international petroleum risks.

Many of our business activities are dependent on weather conditions. Weather risks may result in (i) a reduction in grain harvests caused by too little or too much rain during the growing season, or (ii) a reduction in grain harvests caused by too much rain or an early freeze during the harvest season, which could increase the price we pay for corn.  National and international political developments subject our business to a variety of security risks, including bio-terrorism, and other terrorist threats to data security and physical loss to its facilities. In order to protect us against these risks and stay current with new government legislation and regulatory actions, we may need to incur significant costs. No level of regulatory compliance can guarantee that security threats will never occur.

If there were a disruption in available transportation due to natural disaster, strike or other factors, we may be unable to get raw materials inventory to our facility, product to our customers, or ship distiller’s grains to market. This could disrupt our operations and cause us to be unable to meet our customers’ needs or fulfill contractual delivery obligations.

We rely on a limited number of suppliers for our products, and the loss of one or several of these suppliers could increase our costs and have a material adverse effect on our business.

We rely on a limited number of suppliers for our products. If we are unable to obtain these raw materials and products from our current vendors, or if there were significant increases in our suppliers’ prices, it could disrupt operations, thereby significantly increasing our costs and reducing profit margins.

Federal regulations concerning tax incentives could expire or change, which could reduce our revenues.

The federal government presently encourages ethanol production by taxing it at a lower rate which indirectly benefits us. The VEETC currently equates to a $.45 per gallon subsidy of ethanol which is available to distributors. Some states and cities provide additional incentives. The 2007 Act effectively mandates increases in the amount of annual ethanol consumption in the United States. The result is that the ethanol industry’s economic structure is highly dependent on governmental policies. Although current policies are favorable factors, any major change in federal policy, including a decrease in ethanol production incentives, would have significant adverse effects on our proposed plan of operations and might make it impossible for us to continue in the ethanol business.

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

The loss of favorable government usage mandates affecting ethanol production could adversely affect the market for ethanol.

Federal law requires the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting CAFE standards. High blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it is unlikely that flexible-fuel vehicles could meet standards. Any change in these CAFE preferences could reduce growth of E85 markets and result in lower ethanol prices.

There has been an increase in the number of claims against the use of ethanol as an alternative energy source. Many of such claims attempt to draw a link between recently increasing global food prices and the use of corn to produce ethanol. Others claim that the production of ethanol requires too much energy. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of ethanol in the United States. Similarly, several states which currently have laws which affect the production and sale of ethanol, such as mandated usage of ethanol, have proposed to modify or eliminate such mandates. To the extent that such state or federal laws were modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Legislation indicates increasing federal support for cellulosic ethanol as an alternative to corn-derived ethanol.

The 2007 Act contains numerous provisions in support of cellulosic ethanol. For example, it authorizes $500 million annually for fiscal years 2008 through 2015 in grants to support the production of biofuels that are not derived from corn. In addition, the amended RFS mandates an increasing level of production of biofuels which are not derived from corn. The profitability of ethanol production depends heavily on federal incentives. The loss or reduction of incentives from the federal government in favor of corn-based ethanol production may reduce our profitability.

The RFS mandates with respect to ethanol derived from grain could be reduced or waived entirely.

Last year, the governor of the state of Texas submitted a petition to the EPA requesting a waiver of 50 percent of the RFS mandate for the production of ethanol derived from grain, citing adverse economic impact due to higher corn prices in Texas. The administrator of the EPA did not grant this waiver, though such a waiver if granted in the future could adversely affect prices of ethanol and our financial performance in the future.

We handle potentially hazardous materials in our businesses. If environmental requirements become more stringent or if we experience unanticipated environmental hazards, we could be subject to significant costs and liabilities.

A significant part of our business is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. There is no assurance that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in our products. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.

We are subject to extensive environmental regulation and operational safety regulations that impact our expenses and could reduce our profitability.

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. We will be subject to regulations on emissions from the EPA and the NDEQ. The EPA’s and NDEQ’s environmental regulations are subject to change and often such changes are not favorable to industry.  Consequently, even if we have the proper permits now, we may be required to invest or spend considerable resources to comply with future environmental regulations.

As discussed elsewhere in this report, we must obtain and maintain a variety of permits and approvals from federal, state and local governmental authorities.  Our failure to obtain any one of those permits or approvals could materially harm our financial performance.

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

Our plant emits carbon dioxide as a by-product of the ethanol production process.  The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  Our plant produces a significant amount of carbon dioxide that is vented into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if Nebraska or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the plant profitably, which may decrease the value of our Units and Members’ investment return.

We may encounter unforeseen negative public sentiment of nearby residents who are opposed to the prospects of additional manufacturing businesses in the area.

While we do not expect that the ethanol plant will produce air emissions or waste water that would negatively impact the nearby residential communities, occupants of those communities may choose to express negative sentiment toward the addition of another major manufacturing plant in the community due to misperceptions about the plant’s expected environmental impact.  Such reactions could influence local zoning rules, impede construction, or result in unforeseen costs related to education, legal defense, permitting, and other factors which could adversely impact our anticipated expenses and reduce the value of Units.

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

We are a Nebraska limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to our Members. However, if for any reason the Internal Revenue Service (“IRS”) would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35 percent for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to our Members. If we were to be taxed as a corporation for any reason, distributions we make to our Members will be created as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our Members.

The IRS may classify an investment in us as passive activity income, resulting in a Member’s inability to deduct losses associated with an investment in us.

It is likely that the IRS will classify an interest in us as a passive activity. If a Member is either an individual or a closely held corporation, and if a Member’s interest is deemed to be “passive activity,” then such Member’s allocated share of any loss we incur will be deductible only against income or gains such Member is earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a Member’s ability to currently deduct any of our losses that are passed through.

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

If the Company’s allocations of income and deduction are not respected by the IRS, Members may be required to recognize additional taxable income.

The Company plans to allocate items of income, gain, loss, deduction or credit, if any, consistent with the requirements of Code Section 704(b).  The Company intends to maintain its capital accounts in a manner which falls within the “safe harbor” standards for substantial economic effect under Treasury Regulations adopted under the Code, and the Company believes that its allocations of income and deduction are consistent with each Member’s interest in the Company and will be respected by the IRS.  Nevertheless, if the Company’s allocations of income and deduction are not respected by the IRS, the Members may be required to recognize additional taxable income.

Risk of IRS audit.

An entity organized as a limited liability company and taxed as a partnership is likely to be subject to a greater risk of audit by the IRS than are other business entities.  Certain tax aspects of the Company’s operations may be challenged upon audit by the IRS.  Any adjustment resulting from an audit by the IRS also could result in adjustments to the tax returns of an individual Member and may lead to an examination of other items unrelated to the Company in such returns or an examination of prior tax returns of the Members.  Moreover, the Company could incur substantial legal and accounting costs in connection with any challenge by the IRS of the position taken by the Company on its tax returns regardless of the outcome of such a challenge.

The foregoing is not intended to be an exhaustive discussion of all the risks that may be associated with an investment in us.  Moreover, because there are many inherent risks that may not be anticipated by us, you should be aware that there are additional risks inherently associated with our Company and which are not presently foreseen by us.

Item 2.	Properties.

Our plant requires the use of four parcels of property.  Each parcel is vital in bringing our ethanol product to market.  The following is a brief description of each parcel, and how it relates to our ethanol production procedure.  We believe that all of our properties are adequately covered by insurance.  All of our properties are subject to first priority security interests we granted to our lender to secure our repayment of our obligations under our credit facility.

Plant Site

This parcel of land, located in the City of Atkinson, Holt County, Nebraska, contains 73.28 acres.  We own this property in fee and do not have any indebtedness respecting it.  This parcel is devoted to our production of ethanol.

Transload Facility

Our transload facility is in the City of O’Neill, Holt County, Nebraska, and contains 10.97 acres.  We own this property in fee.  Once shipped from our Atkinson production facility, our ethanol product isloaded into large storage tanks at our transload facility.  It is then be loaded into rail cars, which run over the Cowboy Trail.

Cowboy Trail

The Cowboy Trail property is located in the City of O’Neill, Holt County, Nebraska.  The State of Nebraska owns the Cowboy Trail, through the Nebraska Game and Parks Commission.  The Commission has authorized our use of this property.  We entered into the Track Agreement with the Commission, under which we lease from the Commission the Cowboy Trail property (the “Property”) to use as a rail spur track over which we transport our ethanol.  The Track Agreement has a term of ten years and will automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration date of its intention to not renew.  We are obligated to pay an annual rental fee of $10,000 for use of the Property.  Additionally, we are responsible for any public assessments respecting the maintenance or use of the Property.  The Track Agreement provides that we are responsible to maintain the track on the Property and are solely responsible for our operations on the Property and complying with applicable laws regarding our use of the Property.

Our use of the Property stretches approximately one and a half miles.  Our newly constructed rail spur on the Property links with existing track owned and operated by the Nebraska Northeastern Railway Company.

O’Neill NENE Property

NENE owns property located in the City of O’Neill, Holt County, Nebraska.  As this property approaches the center of O’Neill, Nebraska, our rail diverges off the Cowboy Trail, and runs through the center of town in an easterly direction for approximately six blocks.  We have entered into the NENE Track Agreement with NENE.  Under the NENE Track Agreement, NENE allows us to construct, maintain and operate the Track over NENE’s property.  The Track links with existing rail owned and operated by NENE.  The NENE Track Agreement has an initial term of five years and will automatically continue thereafter until terminated by either party upon 30 days’ notice.  The NENE Track Agreement may also be terminated in the event we are unable to cure certain specified defaults, if NENE is authorized to abandon its line which connects to the Track, or if NENE is no longer able to operate over the Track.  Under the NENE Track Agreement, we are responsible for, among other things, obtaining all permits required to construct and operate the Track, and maintaining the Track; and NENE has agreed to provide rail service to transport our ethanol over the Track.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our Unit holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

There is no public trading market for our Membership Units, and our Operating Agreement contains significant restrictions on the transfer of our Units to ensure that the Company is not deemed a “publicly traded partnership” and thus taxed as a corporation.  Additionally, pursuant to the Operating Agreement, the Board has developed a Unit Transfer Policy which imposes conditions on the transfer of Membership Units.  As of March 15, 2009, there were 1,072 holders of record of our Membership Units.

Subject to the provisions of the Nebraska Limited Liability Company Act, distributions are payable at the discretion of our Board of Directors as provided in our Operating Agreement.  The Board has no obligation to distribute profits, if any, to Members.  We have not declared or paid any distributions on our Membership Units to date, and distributions on our Common Units are first subject to preferential distributions on our Class A Preferred Units.  We anticipate distributing a portion of our net cash flow to our Members in proportion to the Membership Units held and in accordance with our Operating Agreement and any loan covenants to which we may then be subject.  By net cash flow, we mean our gross cash proceeds received less any portion, as determined by our Directors in their sole discretion, used to pay or establish reserves for our expenses, debt payments, capital improvements, replacements and contingencies.  If our financial performance and loan covenants permit, our Board of Directors will consider cash distributions at times and in amounts that will permit Unit holders to make income tax payments.  However, the Board may elect to retain future profits to provide operational financing for the plant, debt retirement and possible plant expansion.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Our ability to obtain the debt and equity financing necessary to finish completion and start-up of, and operate, our plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Construction delays and technical difficulties in completion of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Volatile commodity and financial markets;
•	Changes in interest rates and lending conditions; and
•	Results of our hedging strategies.

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

Results of Operation
As of December 31, 2008, we remained in the development phase.  The plant was completed and commenced operations on December 27, 2008 and we moved the first ethanol to storage on December 31, 2008 thus no revenues were generated other than other income earned on the sale of forward ethanol sales contracts and interest income earned on our cash during the year ended December 31, 2008.  During the years ended December 31, 2008 and 2007, we incurred operating expenses of approximately $4,755,000 and $1,474,000, respectively, which consisted primarily of professional fees and general and administrative expenses, resulting in an operating loss of approximately $4,755,000 and $1,474,000, respectively.  During the years ended December 31, 2008 and 2007, we earned grant and other income of approximately $514,000 and $0, respectively and net interest income of approximately $35,000 and $598,000, respectively, resulting in a net loss for those years of $4,242,000 and $876,000, or $811 and $168 per weighted average Membership Unit, respectively.  At December 31, 2008, our accumulated deficit equaled $6,839,370.  The results of operations during the years ended December 31, 2008 and 2007 are not indicative of the future results of operations that we anticipate as our ethanol plant begins commercial operations.

Overview, Status and Recent Developments

When running at full capacity, we expect that our ethanol plant will consume approximately 16 to 18 million bushels of locally grown corn annually, and produce approximately 44 million gallons of denatured fuel-grade ethanol and approximately 290,000 tons of modified wet distiller’s grains for feed cattle annually.  Our plant is expected to have adequate access to truck transportation, and we expect have adequate access to rail transportation via our rail transload facility located outside of O’Neil, Nebraska, which is operational, but not completed.

We originally estimated that we would need approximately $78.4 million to purchase land and to construct and equip the plant, and a total of approximately $90 million to cover all capital expenditures necessary to make the plant operational and produce revenue.  The total amounts we have needed to complete construction and commence operations has increased to approximately $111,600,000, primarily due to the $5,000,000 increase in construction costs related to Delta discussed below, and the increase in working capital needs.  In 2008, we conducted a private offering of Membership Units under which we issued four Membership Units, and subsequently terminated the offering.  In March 2009, in an effort to raise additional working capital to be used in part to engage in hedging activities, we commenced a private offering of up to 1,200 preferred membership units (“Preferred Units”) to be sold at a price of $10,000 per Preferred Unit (the “Private Offering”).  Through March 23, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering.  These issuances were made in connection with the Directors’ agreement to fund the Equity Amount discussed below under “Liquidity and Capital Resources—Project Capitalization—Facility.”

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

Status of Plant Construction

Under the Construction Contract, Delta is performing various services and providing certain equipment necessary for the construction and operation of our ethanol plant.  Through the end of 2008, we have incurred costs of approximately $82,583,000 under the Construction Contract.  As previously reported, Delta informed us that it had incurred substantial losses on our project, and, notwithstanding the terms of the Construction Contract, in order for Delta to assure us that they would finish the project within a definitive time period, we would need to absorb some of the cost overruns incurred by Delta in its performance under the Construction Contract.  In exchange, we would receive certain liquidated damages in the event Delta does not complete the project on time and the parent company of Delta, Bateman Litwin NV (“Bateman”), would guarantee Delta’s performance under the Construction Contract.

On April 11, 2008, we executed amendment number 3 to the Construction Contract (“Amendment”) which provided that, among other things: (i) we would pay Delta an incentive fee of $5,000,000 and execute a promissory note in that amount (the “Delta Note”), (ii) the Mechanical Completion date (as defined in the Construction Contract) was changed to July 15, 2008, (iii) the Performance Testing and Name Plate Production milestones under the Construction Contract were changed to 60 days following Mechanical Completion, (iv) Delta would pay us damages of $150,000 for each week after July 15, 2008 for four weeks and $200,000 per week thereafter in the event Delta had not achieved Mechanical Completion by July 15, 2008, until Mechanical Completion is achieved, (v) Delta would pay us a per-gallon charge for each week our plant had not achieved the performance test and name plate production level within 60 days of Mechanical Completion, (vi) Bateman would guarantee Delta’s performance of the Construction Contract (the “Bateman Guaranty”), (vii) the letters of credit previously issued by banks on Delta’s behalf in favor of us would be extended until January 31, 2009 and could be replaced by a single letter of credit from a bank acceptable to us, and (viii) Delta and/or Bateman would cause the Bank of Hapoalim to issue an irrevocable letter of credit in the amount of $8,000,000, to expire December 31, 2008.  To secure payment of the Delta Note, we executed a Deed of Trust which grants to Delta a security interest in our properties and which is junior to the Lender’s security interests, and we committed to actively pursue an early release of the letter of credit referred to above in (viii).

We executed a Second Letter of Commitment and Intent dated August 4, 2008 (the “Second Amendment”), in which the parties agreed to change some of the terms of the Construction Contract as well as the Amendment.  Mechanical Completion was agreed to as of July 28, 2008 and completion of performance testing and obtainment of name plate production within 60 days of that date. The parties agreed that Delta would incur liquidated damages in the amount of $.30 a gallon for each gallon of name plate production not obtained within 60 days of mechanical completion which would be used to reduce the Company’s liability to Delta (50% of the damages applied to reduce the retainage amount owed to Delta and 50% applied to reduce the incentive fee note payable to Delta).  Payment of the first $4,000,000 of retainage was paid and $1,700,000 was retained against final completion of several issues.  Further, payment of the $5,000,000 incentive fee was modified to 24 months after performance testing is accepted and complete, with interest to accrue until final payment.  The parties continue to work on implementing the changes to the Construction Contract contemplated in the Second Amendment, and the status of the matters contemplated by the Second Amendment are as follows:

●
Subsequent to the date of Second Amendment, material deficiencies were discovered in the plant’s tanks. Delta-T, with NEDAK’s consent of approval authority, hired a third-party engineering firm which provided recommendations for repair and upgrade of the tanks, and all carbon steel tanks for ethanol storage have been repaired and accepted by us.  All remaining tanks, with the exception of one fermenter, have been in production since December 27, 2008, and the third-party engineer is scheduled to provide a final report prior to our final Performance Testing when Delta-T will prove the contractual guarantees of plant performance.  The third fermenter has been demolished and reconstructed in compliance with API 650 standards, and is in production providing ethanol at or above name-plate capacity.

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

●
We have executed an amendment to the Delta Note to memorialize the deferment of the payment of the $5,000,000 incentive payment to Delta until after January 1, 2010, if any remains after all liquidated damages have been applied.

We also estimated approximately $4,000,000 in project costs for the construction of the transload facility, rail and other items outside the scope of the Construction Contract.  Included in that amount is approximately $733,000 in equipment for the transload facility.  Through December 31, 2008, we have incurred approximately $4,141,000 in costs to construct the transload facility.

Below is the status of the construction of our plant as of March 2009:

•
The plant has been declared mechanically complete as of July 28, 2008 with certain exceptions for which $1,700,000 due under the Construction Contract has been retained under the Second Amendment, as discussed above.

•	The third fermenter has been demolished and reconstructed in compliance with API 650 standards, and is in production, as described above.
•	We began grinding corn on December 27, 2008 and moved the first ethanol produced at the plant to storage on December 31, 2008. We are currently producing at approximately 100% of nameplate capacity.
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

As of December 31, 2008, we remained in the development phase.  The plant was substantially completed and commenced testing during the fourth quarter of 2008 and we began selling ethanol and distillers grains during the first quarter of 2009.  As of March, 2009, we are operating at approximately 100% name plate capacity.  As such, we have begun to generate revenues from the sale of ethanol and distillers grains.  We anticipate that accumulated losses will continue until the ethanol plant is fully operational.

Liquidity and Capital Resources

Project Capitalization

We expect that the proceeds from our public offering and our current Private Offering, combined with the debt financing pursuant to our credit facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with completing project construction and commencement of operations. As of December 31, 2008, we had a working capital deficit of approximately $1 million, as we remained in the development stage.  We believe that with the proceeds of the Private Offering and operating revenues in 2009, that our working capital deficit will be eliminated. To the extent we do not raise the entire amount sought under the Private Offering, we will be less able to utilize hedging of commodity prices, and we could be required to seek additional capital through alternative equity sources or debt financing.  To the extent we are unable to raise working capital through such sources, we may be forced to purchase our corn and market our ethanol at spot prices, which would expose us to market volatility and associated risks.  In the event we are so exposed to such risks, we may be unable to operate at a profit once we commence operations.

Unit Offerings

We were initially capitalized by our founding Members through seed round equity offerings. In a public offering which was closed in 2006, we issued 4,794 Membership Units for gross proceeds of $47,940,000 and net proceeds of $47,536,000. In 2008, we conducted a private offering of Membership Units under which we sold four Units for an aggregate of $40,000.  In March, 2009, we commenced the Private Offering for the issuance of up to 1,200 Preferred Units at $10,000 per Preferred Unit, for a maximum of $12 million.  The Preferred Units entitle the holders thereof to: (i) subject to ((A) any existing debt-related restrictions we may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), receive a preferred cumulative distributions of 10% (“Preferred Return”) before holders of common Membership Units receive distributions, (ii) then share in their proportionate share of any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any unpaid Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, we have the ability to redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.  Through March 23, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering for a total of $1,005,000.

Facility

On February 14, 2007, we entered into (i) a Master Credit Agreement (the “Credit Agreement”), (ii) a First Supplement to Master Credit Agreement (“First Supplement”), and (iii) a Second Supplement to Master Credit Agreement (“Second Supplement”) together with the First Supplement and the Credit Agreement, the (“Loan Agreements”) with Farm Credit Services of Grand Forks, FLCA, now known as AgCountry Farm Credit Services, FLCA (“Lender”) regarding our senior secured credit facility (“Facility”). The Facility consists of a multiple advance construction loan; and at construction completion, conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan, subject to certain conditions.  As of December 31, 2008, we have drawn approximately $40,800,000 on the Facility.

In connection with the Lender’s consent granted to us to enter into the Amendment, we and the Lender executed the Third Supplement and Forbearance to the Master Credit Agreement on April 11, 2008 (the “Third Supplement”) which, in addition to imposing various conditions on our obligations under the Loan Agreements, amended the Loan Agreements in the following ways, among others: (i) we agreed to attain Mechanical Completion under the Construction Contract by July 15, 2008 and achieve 100% name plate production within 60 days of achieving Mechanical Completion, and maintain 100% name plate production indefinitely, (ii) we agreed to not make distributions to our Members without the Lender’s written approval, and (iii) we assigned to Lender the letters of credit issued by Bateman and Delta, as discussed above.  As part of the Lender’s agreement to enter into the Third Supplement, the Lender required us to raise $2,000,000 in equity by July 15, 2008 (the “Equity Amount”) in order to make the incentive payable to Delta referenced above.  The Lender also required certain of our directors to individually and personally guaranty to Lender a specified portion of the Equity Amount.  In addition, the Lender required us to assign to Lender our rights in the Bateman Guaranty and a letter of intent which sets forth the terms of the above-described Amendment.

As of December 31, 2008, we were in default under the Credit Agreement due to our (i) failure to achieve Mechanical Completion (as defined in the Credit Agreement) by July 15, 2008, (ii) failure to achieve 100% nameplate production within 60 days after achieving Mechanical Completion and (iii) failure to meet the financial covenants set forth in Article V of the Credit Agreement.  We and the Lender resolved these defaults through the Fourth Supplement (see below), and upon the execution of the Fourth Supplement we were no longer in default under the Credit Agreement.

In connection with the changes to the Construction Contract discussed above, we and the Lender executed the Fourth Supplement and Forbearance to the Master Credit Agreement on March 27, 2009 (the “Fourth Supplement”) which, in addition to imposing various conditions on our obligations under the Loan Agreements, amends the Loan Agreements as follows:  (i) we agreed to obtain $1,000,000 of additional equity or subordinated debt capital on or before April 30, 2009, which is guaranteed by the Company’s board of directors, (ii) we agreed to submit a comprehensive plan to attract additional equity or subordinated debt to Lender on or before May 1, 2009 which must include our regaining compliance with Section 5.01 of the Master Credit Agreement on or before December 31, 2010 and Sections 5.02 through 5.06 of the Master Credit Agreement on or before December 31, 2009, (iii) we agreed to achieve 100% name plate production for our ethanol facility and successfully complete all performance tests contemplated under the Construction Contract on or before May 1, 2009 and shall have the capability to maintain 100% name plate production indefinitely, (iv) the letters of credit issued by Bateman and Delta as discussed above will be extended through June 30, 2009, (v) we agreed to execute the second letter of commitment and intent dated August 4, 2008 to that certain Promissory Note issued in favor of Delta dated April 8, 2008 in the principal amount of $5,000,000 to provide that all remaining payments owed to Delta by us shall not be due or payable until after January 1, 2010 and shall be reduced by all liquidated damages earned, and (vi) our Board of Directors agreed to invest $1,000,000 in the Company, in addition to their aforementioned guarantee.  Subsequent to December 31, 2008, the Company’s board of directors collectively contributed as required.  As part of the Lender’s agreement to enter into the Fourth Supplement, the Lender required the interest on the unpaid principal amount of the Construction and Term Loans to accrue on a variable interest rate equal to LIBOR plus 5.40%, provided that the interest rate shall not be less than 6.00%.

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

Under the Facility, we made certain customary representations and are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, pay distributions and to make capital expenditures, and customary events of default (including payment defaults, covenant  defaults, cross defaults, construction related defaults and bankruptcy defaults).  The Facility also contains financial covenants including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners' equity ratio and a minimum fixed charge coverage ratio.  A portion of the Facility was participated out to financial institutions other than the Lender.

TIF Note

In June 2007, the City of Atkinson, Nebraska (“City”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to us through a loan to reimburse us for certain infrastructure improvements relating to our plant.  The TIF Note is an obligation of the City, not of the Company, and is expected to be retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings.  Repayment of the Loan is secured by our pledge to the lender of the TIF Note and other obligations relating to the TIF Note.  The loan has a term of approximately 14 years, with principal payments due semi-annually.  The interest rate on the loan will reset in June of 2012 and 2017 according to certain U.S. Treasury indexes.

Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices.  We will use derivative financial instruments as part of an overall strategy to manage our market risk, assuming we have sufficient working capital and liquidity to manage such a strategy.  We intend to use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline.  We will not enter into these derivative financial instruments for trading or speculative purposes, nor will we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are exposed to market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity to be used by us to produce ethanol.  Our other primary product is distiller’s grains, and are also subject to market risk with respect to the price for distiller’s grains.  In general, rising ethanol and distiller’s grains prices should result in higher profit margins, and therefore represent favorable market conditions.  Ethanol and distiller’s grains prices are, however, influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

Generally speaking, rising corn prices will result in lower profit margins and, accordingly, would represent unfavorable market conditions.  We are generally not be able to pass along increased corn costs to our ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  On December 7, 2007, the CBOT price per bushel of March 2008 corn was $4.15, and on August 7, 2008, the CBOT price per bushel of May 2009 corn was $3.88.  On March 24, 2009, corn for May 2009 delivery was $3.937 a bushel.  When fully operational, we estimate that corn costs will represent approximately 70% of our total annual cost of goods.  In addition to the cost of corn, our costs for denaturant and natural gas are also subject to market changes.

We expect the annual impact on our results of operations due to a $0.30 per bushel fluctuation in market prices for corn to be approximately $4,890,000, or $0.11 per gallon, assuming our plant operates at 100% name plate capacity (production of 44,000,000 gallons of ethanol annually).  We also expect a $0.20 per gallon fluctuation in ethanol market prices to impact annual net income by approximately $8,800,000, a $0.20 per gallon fluctuation in denaturant market prices to impact annual net income by approximately $180,000, and a $0.50 per btu fluctuation in natural gas market prices to impact annual net income by approximately $630,000.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nedak Ethanol, LLC
Atkinson, Nebraska

We have audited the accompanying balance sheet of Nedak Ethanol, LLC (a development stage company), as of December 31, 2008 and 2007 and the related statements of operations, changes in members’ equity, and cash flows for the years ending December 31, 2008 and 2007, and the period from inception (December 15, 2003) to December 31, 2008.  Nedak Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nedak Ethanol, LLC as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 and from inception (December 15, 2003) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota April 2, 2009	By:	/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

NEDAK ETHANOL, LLC
(A Development Stage Company)

Balance Sheet

	December 31,	December 31,
ASSETS	2008	2007

Current Assets
Cash and equivalents	$94,691	$604,193
Restricted short term investment	1,128,070	1,073,828
Restricted cash - TIF	52,866	582,561
Receivables
Interest	11,907	19,282
Other	170,245	-
Inventory	1,344,018	-
Corn contracts	300,260	978,032
Prepaid expenses and other	300,552	178,521
Total current assets	3,402,609	3,436,417

Property and Equipment
Land and improvements	4,427,265	360,850
Buildings	9,473,978	-
Plant equipment	76,274,960	-
Office equipment	177,894	61,833
Vehicles	468,617	33,430
Construction in process	-	74,084,482
Construction in process - related parties	-	95,129
	90,822,714	74,635,724
Less accumulated depreciation	(133,932)	(10,704)
Net property and equipment	90,688,782	74,625,020

Other Assets
Deferred offering costs	33,033	-
Restricted cash - TIF	599,042	701,767
Debt issuance costs, net of amortization	1,234,514	1,255,477
Total other assets	1,866,589	1,957,244

Total Assets	$95,957,980	$80,018,681

Notes to Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
(A Development Stage Company)

Balance Sheet (Continued)

	December 31,	December 31,
LIABILITIES AND MEMBERS' EQUITY	2008	2007

Current Liabilities
Accounts payable	$800,924	$158,204
Accounts payable - related party	-	128,793
Construction payable	145,586	14,916,267
Accrued interest and other	1,033,606	110,425
Notes payable - members	15,000	-
Current maturities of long-term debt	2,410,002	516,582
Total current liabilities	4,405,118	15,830,271

Notes payable - members	-	15,000

Long-term debt, net of current maturities	48,500,783	16,919,704

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 5,233 and 5,229 units authorized, issued and outstanding, respectively	49,891,449	49,851,449
Deficit accumulated during development stage	(6,839,370)	(2,597,743)
Total members’ equity	43,052,079	47,253,706

Total Liabilities and Members’ Equity	$95,957,980	$80,018,681

Notes to Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
(A Development Stage Company) Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	From Inception (December 15, 2003) to December 31, 2008

Revenues	$-	$-	$-

Operating Expenses
Preproduction	1,261,194	-	1,261,194
Professional fees	1,085,916	652,161	2,477,848
General and administrative	2,408,162	822,186	4,610,234
Total	4,755,272	1,474,347	8,349,276

Operating Loss	(4,755,272)	(1,474,347)	(8,349,276)

Other Income (Expense)
Grant income	30,000	-	70,500
Interest income	82,122	644,648	1,325,262
Interest expense	(47,156)	(46,667)	(334,535)
Other income	448,679	-	448,679
Total other income, net	513,645	597,981	1,509,906

Net Loss	$(4,241,627)	$(876,366)	$(6,839,370)

Weighted Average Units
Outstanding - Basic and Diluted	5,231	5,229	2,417

Net Loss Per Unit - Basic and Diluted	$(810.86)	$(167.60)	$(2,829.69)

NEDAK ETHANOL, LLC
(A Development Stage Company)
Period from December 15, 2003 (Date of Inception) to December 31, 2008

Statement of Changes in Members' Equity

Balance - December 15, 2003	$-

Capital contributions - 15 units, $5,000 per unit, May 2004	75,000

Net loss for the year ended December 31, 2004	(18,717)

Balance - December 31, 2004	56,283

Capital contributions - 88 units, $5,000 per unit, February	440,000
through September 2005

Capital contributions - 154 units, $5,000 per unit, November 2005	770,000

Net loss for the year ended December 31, 2005	(564,864)

Balance - December 31, 2005	701,419

Capital contributions - 150 units, $5,000 per unit, March 2006	750,000

Value of units issued for line of credit guarantee - 28 units, $10,000 per unit, May 2006	280,000

Capital contributions - 4,794 units, $10,000 per unit, September 2006	47,940,000

Cost of raising capital	(403,551)

Net loss for the year ended December 31, 2006	(1,137,796)

Balance - December 31, 2006	48,130,072

Net loss for the year ended December 31, 2007	(876,366)

Balance - December 31, 2007	47,253,706

Capital contributions - 4 units, $10,000 per unit, July 2008	40,000

Net loss for the year ended December 31, 2008	(4,241,627)

Balance - December 31, 2008	$43,052,079

Notes to Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
(A Development Stage Company)
Period from December 15, 2003 (Date of Inception) to December 31, 2008

Statement of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007		From Inception (December 15, 2003) to December 31, 2008

Cash Flows from Operating Activities
Net loss	$(4,241,627)	$	(876,366)	$(6,839,370)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	123,228		9,256	133,932
Interest for line of credit guarantee	-		46,667	279,000
Interest earned on restricted cash	(30,528)		-	(30,528)
Interest earned on restricted investments	(54,242)		-	(54,242)
Change in assets and liabilities
Accrued interest receivable	7,375		30,691	(11,907)
Other receivables	(170,245)		-	(170,245)
Inventory	(1,344,018)		-	(1,344,018)
Inventory - corn contracts	677,772		(978,032)	(300,260)
Prepaid expenses and other	(123,031)		(122,415)	(300,552)
Accounts payable	513,927		165,623	800,924
Accrued interest and other	923,181		105,368	1,033,606
Net cash used in operating activities	(3,718,208)		(1,619,208)	(6,803,660)

Cash Flows from Investing Activities
Deposits on land	-		-	(5,000)
(Purchase) refund of investments	1,000		(1,000)	-
Payments for restricted short term investments	-		(1,073,828)	(1,073,828)
Payments for purchase of land	-		(10,331)	(228,834)
Proceeds from sale of land	-		-	16,584
Capital expenditures	(455,853)		(82,427)	(517,686)
Payments for construction in process	(24,968,329)		(45,786,013)	(83,978,286)
Net cash used in investing activities	(25,423,182)		(46,953,599)	(85,787,050)

Cash Flows from Financing Activities
Debt issuance costs	(133,947)		-	(1,035,494)
Proceeds from short term bank note	-		-	38,500
Payments on short term bank note	-		-	(38,500)
Proceeds from notes payable to members	-		-	15,000
Proceeds from TIF financing	-		4,939,925	4,939,925
Proceeds from construction loan	28,758,868		10,572,286	39,331,154
Payments for debt issuance costs	-		(730,834)	-
Payments on note for land	-		-	(143,600)
Member contributions	40,000		-	50,015,000
Payments for deferred offering costs	(33,033)		-	(436,584)
Net cash provided by financing activities	28,631,888		14,781,377	92,685,401

Net Increase (Decrease) in Cash and Equivalents	(509,502)		(33,791,430)	94,691

Cash and Equivalents – Beginning of Period	604,193		34,395,623	-

Cash and Equivalents – End of Period	$94,691		$604,193	$94,691
Notes to Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
(A Development Stage Company)
Period from December 15, 2003 (Date of Inception) to December 31, 2008

Statement of Cash Flows (Continued)

	Year Ended December 31, 2008	Year Ended December 31, 2007	From Inception (December 15, 2003) to December 31, 2008

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, capitalized as construction in process	$-	$157,006	$157,006

Supplemental Disclosure of Noncash Operating,
Investing and Financing Activities
Deposit applied to land purchase	$-	$-	$5,000
TIF proceeds used for debt issuance costs	$-	$374,740	$374,740
TIF proceeds deposited into restricted cash account	$-	$1,549,335	$1,549,335
Restricted cash used for interest - capitalized	$662,948	$265,007	$662,948
Construction loan proceeds used for interest	$1,468,846	$-	$1,468,846
Land acquired through the issuance of note payable	$-	$-	$143,600
Deferred offering costs offset against equity	$-	$-	$403,551
Units issued for line of credit guarantee	$-	$-	$280,000
Construction costs included in note payable - contract	$3,246,785	$-	$3,246,785
Liquidated damages used to reduce property and equipment and amounts due to contractor	$3,453,215	$-	$3,453,215
Construction costs included in accounts payable	$145,586	$14,916,267	$145,586
Amortization of financing costs capitalized as CIP	$154,910	$21,810	$176,720

Notes to Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements of Nedak Ethanol, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents Nedak Ethanol, LLC.

Nature of Business

NEDAK Ethanol, LLC, a Nebraska Limited Liability Company, was organized to pool investors to build a 44 million gallon annual production ethanol plant near Atkinson, Nebraska.  The Company was formed on December 15, 2003 to have a perpetual life.  As of December 31, 2008, the Company is in the development stage with its efforts being principally devoted to the start-up and performance testing of the plant.  The plant was completed and commenced testing during fourth quarter of 2008 and began selling ethanol and distiller’s grains in the first quarter of 2009.  During March 2009, the Company was producing at approximately 100% of nameplate production and expects to continue at this level of production at a minimum going forward.  The total cost of the project, including the construction of the ethanol plant and start-up expenses, approximated $111,600,000, net of anticipated sales tax refunds and rebates.

Fiscal Reporting Period

The Company has adopted a year ending December 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the valuation of inventory and inventory purchase commitments and long-lived asset impairments, the ability to raise capital in the Company’s private placement discussed further in Note 4, and the assumptions used to calculate forecasts estimating future cash flows from operations as discussed further in Note 2.  Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Cash and Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and equivalents. The Company maintains its accounts primarily at three financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2008 and 2007 such funds approximated $95,000 and $638,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007
Restricted Cash

The Company is required to maintain cash balances to be held at a bank as part of their tax increment financing agreement as described in Note 8.  These restricted cash balances are money market accounts that are not insured by the FDIC. At December 31, 2008 and December 31, 2007 such funds approximated $651,900 and $1,284,300, respectively.  The Company does not believe it is exposed to any significant credit risk on its restricted cash balances.

Investments

The Company includes in investments certain debt instruments with maturities greater than three months and is classified as “available for sale”.  The debt instruments totaling $1,128,070 and $1,073,828 at December 31, 2008 and 2007, respectively, consist of bank certificates of deposit and are recorded as restricted short term investments.  These investments are not insured by the FDIC, however the Company does not believe it is exposed to any significant credit risk on these investments.  As noted in Note 6, these instruments are restricted as part of line of credit agreements the Company has entered into.

Inventory

Inventory is stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, supplies, work in process, and finished goods.  Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol produced and distillers grains.

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in other income and expense since the Company is still in the development stage.

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

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

Cash flows associated with the derivative instruments are presented in the same category on the statement of cash flow as the item being hedged.  The Company has recorded gains on derivative instruments of approximately $88,000 and $3,000 for the years ended December 31, 2008 and 2007, respectively.  The Company does not have any open positions as of December 31, 2008.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations in December 2008 and began depreciating the plant at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset Description	Years
Land improvements	15-20 years
Buildings	10-39 years
Office equipment	5 years
Plant and process equipment	10-20 years

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by SFAS 34, Capitalization of Interest Costs.  For the year ended December 31, 2008 and 2007, the Company capitalized interest costs totaling approximately $3,047,000 and $422,000, respectively which was discontinued when the Company placed the plant into service at the end of December 2008.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007
Debt Issuance Costs

Costs associated with the issuance of loans are recorded as debt issuance costs.  Debt issuance costs are amortized over the life of the loan using the effective interest method. There was approximately $133,932 and $21,810 of amortization expenses related to debt issuance costs on the Company’s credit agreement for the years ended December 31, 2008 and 2007, respectively, included in capitalized interest.  The Company did however amortize approximately $233,000 related to the membership units issued as a guarantee on the line of credit discussed in Note 4 for the years ended December 31, 2007.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, restricted short-term investment, receivables, accounts payable, and accrued liabilities approximates fair value.

It is not currently practicable to estimate the fair value of the notes payable and long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, as discussed in Note 6, 7, and 8, there was no readily determinable similar instrument on which to base an estimate of fair value.

Income Taxes

The Company has elected to be treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on January 1, 2008, had no material impact on the Company’s financial condition or results of operations.

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  The Company is not aware of any such liabilities and therefore no expense has been recorded for either of the years ended December 31, 2008 or 2007.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007
Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members’ units outstanding during the period.  Diluted net loss per unit is computed by dividing net loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net loss per unit are the same.

Recently Issued, But Not Yet Effective,  Accounting Pronouncements
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

In September 2008, the FASB issued “Clarification of the Effective Date of FASB Statement No. 161.” This FASB Staff Position clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning in the Company’s fiscal year ending December 31, 2009 and interim periods within that fiscal year. This clarification of the effective date of SFAS No. 161 is effective upon issuance of the FSP..

2. LIQUIDITY AND MARKET UNCERTAINTIES

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

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

At December 31, 2008 the Company had a working capital deficit of approximately $1 million.  The Company has no operating history having just commenced operations in January 2009.  Once operational, the Company had difficulties with its ability to operate at full capacity until recently.  Additionally, as further discussed in Note 7, the Company executed a fourth supplement to its Master Credit Agreement in order to remedy its loan covenant violations and obtain some relief from compliance with debt covenants until September 30, 2009.

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

•	The Company’s forecasts of margins for 2009 reflect its assessment of the marketplace and they believe these margins will be sufficient to meet its needs for liquidity.

3. INVENTORY

Inventory consists of the following as of December 31:

	2008	2007
Raw Materials	$994,283	$-
Work in Process	309,238	-
Finished goods	40,497	-
Total	$1,344,018	$-

The Company performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of approximately $500,000 and $0 for the years ended December 31, 2008 and 2007. The total impairment charge was recorded within preproduction expenses in the statement of operations.

4.  MEMBERS’ EQUITY

The Company was formed on December 15, 2003 to have a perpetual life.  The Company was initially capitalized by members who contributed an aggregate of $75,000 for 15 membership units.  From February 2005 to November 2005, the Company issued an additional 242 units at $5,000 per unit for an additional $1,210,000.  In March 2006, the Company issued an additional 150 units for an additional $750,000.  In May 2006, in exchange for guaranteeing the line of credit agreement, the Company’s 14 board members were each issued two additional units at $10,000 per unit for a total of 28 units totaling $280,000 (further discussed in Note 6).

The Company filed a Form SB-2 Registration Statement with the SEC.  The equity offering was closed effective on September 28, 2006 with the issuance of the 4,794 membership units totaling $47,940,000.  The Company offset proceeds from the equity offering with offering costs of approximately $403,600.

In May 2008, the Company commenced a private offering. The offering was for the issuance of up to 1,200 membership units for sale at $10,000 per membership unit for a maximum of $12 million.  Each investor was required to purchase a minimum of three membership units for $30,000 except for existing members of the Company who were required to  purchase membership units in increments of one.  The offering was expected to remain open as long as necessary.  The units offered in this offering have the same rights, powers and privileges as those sold prior to May 2008. As of December 31, 2008, four units were sold for a total of $40,000, and the offering has since been terminated.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

In March 2009, the Company commenced a private offering for the issuance of up to 1,200 preferred membership units (“Preferred Units”) at $10,000 per Preferred Unit, for a maximum of $12 million.  The Preferred Units entitle the holders thereof to: (i)  receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions subject to ((A) any existing debt-related restrictions the Company may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), (ii) then share in their proportionate share any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, the Company has the ability to redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.  Through March 23, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering for a total of $1,005,000.

The Company expects that the proceeds from its public offering and its current private offering, combined with the debt financing pursuant to the Facility and the TIF Note (discussed below), will be sufficient to cover all costs associated with the construction of the project and commencement of operations. To the extent the Company does not raise the entire amount sought under the preferred unit private offering, the Company will be less able to utilize hedging of commodity prices, and could be required to seek additional capital through alternative equity sources or debt financing.

Losses are allocated to all users based upon their respective percentage of units held.

5.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

	2008	2007

Financial statement basis of total assets	$95,957,980	$80,018,681

Organizational costs expensed for financial reporting purposes	7,414,365	3,594,004

Income tax basis of total assets	$103,372,345	$83,612,685

There were no differences between the financial statement basis and income tax basis of the Company’s liabilities.

On January 1, 2008 the Company adopted the provisions of FIN 48, which requires that the Company recognize in its financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The Company is subject to the following material taxing jurisdictions:  U.S. and Nebraska.  The tax years that remain open to examination by the Internal Revenue Service are 2003 through 2008. The tax years that remain open to examination by the Nebraska Department of Revenue are 2003 through 2008. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2008 and 2007.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

6.  NOTES PAYABLE

Note Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000 in addition to their payment for seed capital.  The unsecured loans bear interest at 5% per annum with principal and interest due on April 8, 2009.  If the Company fails to make any payment on the due date, such amount shall bear interest at the rate of 9% per annum until the date of the payment.  Accrued interest at December 31, 2008 was approximately $3,500.

Line of Credit

In March 2006, the Company entered into a line of credit agreement, with a lender, in favor of its natural gas transporter to reserve pipeline space.  The Company may draw up to $150,000 until maturity in May 2009.  Interest is payable upon the lender’s demand or in May 2009 at a rate of 5.1%.  The agreement was initially secured by the personal guarantees of each of the fourteen board members and is currently secured by restricted short term investments totaling approximately $160,000.  As of December 31, 2008, there were no borrowings outstanding on the line of credit.

In August 2007, the Company entered into a line of credit agreement, with a lender, in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828.  Interest is payable upon the lender’s demand at a rate of 6.79%.  The agreement is secured by restricted short term investments of $967,907.  As of December 31, 2008, there were no borrowings outstanding on the line of credit.

Note Payable Construction Contract

In April 2008, the Company executed a promissory note, with its design builder, in accordance to Amendment No. 3 to the Engineering, Procurement and Construction Services Contract (“Construction Contract”) as discussed in Note 11.  The Company agreed to pay an incentive fee of $5,000,000 of which $2,000,000 was initially payable upon final completion of the plant and the remaining $3,000,000 was payable six months thereafter.  In August 2008, the payment terms were changed to state that the entire incentive fee will not be due and payable until after January 1, 2010 with the principal balance to be reduced by a portion of the liquidated damages earned as discussed in Note 11. As of December 31, 2008, there was $3,246,800 outstanding on the promissory note after liquidated damages and is included with long-term debt on the balance sheet.

7.  LONG-TERM DEBT

In February 2007, the Company entered into a credit agreement with a lender for a multiple advance construction loan.  Under the credit agreement, the lender has provided a construction and term loan of $42,500,000.  The Company is required to make interest payments during the construction phase at the thirty day LIBOR plus 3.4%, which totaled 5.863% at December 31, 2008.  Upon completion of the plant, the construction and term loan will convert to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  As of December 31, 2008, the Company had approximately $40,800,000 outstanding on the construction loan.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

Term Note

The Company is required to make 120 level monthly principal payments plus accrued interest beginning at the loan conversion date.  The Company may elect to fix the interest rate on the loan conversion date or any time thereafter for five years equal to the yield of the five year rate with the Federal Home Loan Bank of Des Moines, Iowa plus 3.4%.  The interest rate will then be subject to adjustment on the fifth anniversary of initially fixing the rate.  Once the Company has maintained an owners’ equity of 65%, the margin rate will be reduced by 0.25% per annum and an additional 0.25% when the Company has maintained an owners’ equity of 70%.  The Company is also required to make special principal payments of 40% of Net Available Cash each year unless they maintain an owners’ equity ratio of 50%.  This loan is secured by substantially all of the Company’s assets.

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the thirty day LIBOR plus 3.4%, which totaled 5.863% at December 31, 2008.  The Company will pay a commitment fee of 0.25% on the unused portion of the revolving promissory note upon conversion to the revolving term loan.  In addition, the Company is required to establish and fully fund a $2,400,000 Debt Service Reserve Account on or prior to the loan conversion date, no later than August 1, 2009.  The Company expects to fund this account with cash provided by operations that it expects to generate during 2009. The commitment amount will be reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants discussed below including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ration and a minimum fixed charge coverage ratio as well as restrictions on distributions and capital expenditures.  The Company has incurred approximately $1,049,700 in loan origination costs on this credit agreement.  The financing agreements contain certain prepayment fees in the first four years of the scheduled payments.  This loan is secured by substantially all the Company’s assets.

In connection with the Company entering into an amended agreement with its design builder discussed further in Note 11, the Company executed a supplement to the master credit agreement in April 2008 in which the lender agreed to forego declaring a default.  In lieu of the forbearance, the lender required the Company’s board of directors to personally guarantee approximately $1 million of the amount to be raised by the private placement memorandum offering discussed in Note 4.  In addition, the Company paid all legal fees and expenses associated with the amendment as well as an additional loan fee of $250,000 to be paid in five consecutive quarterly installments equaling the greater of 50% of earnings or $50,000 per quarter.  In addition, the Company undertook to achieve name plate production within 60 days of its mechanical completion date, agreed to release certain retainage to its design builders, and agreed to not make distributions to its members without the lender’s consent. The Company has also entered into a control agreement with the lender where the lender at any time may implement the agreement in which case the lender would have control of any cash the Company would have at the time. The Company released the lender from any claims the Company may have had against the lender as of the date of the supplement, and the Company assigned to the lender the letters of credit issued by its design builder and the builder’s corporate parent.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

Based upon the delay in construction as discussed in Note 11 and being out of compliance with certain provisions of the third amendment which resulted in being declared in default under the Credit Agreement, the Company executed the fourth amendment to the master credit agreement in March 2009.  In lieu of the forbearance, the lender required the Company’s board of directors to collectively invest $1,000,000 as well as obtain $1,000,000 of equity or subordinated debt capital on or before April 30, 2009, which is guaranteed by the Company’s board of directors. Subsequent to December 31, 2008, the Company’s board of directors collectively contributed as required.  In addition, the Company paid all legal fees and expenses associated with the amendment as well as a restructure fee of $100,000 to be paid on or before June 30, 2009.  The payment terms of the additional loan fee of $250,000 from the third amendment discussed above were modified to state that the fee will be paid in five consecutive quarterly installments of $50,000 per quarter beginning on or before April 1, 2010.  In addition, the Company undertook to achieve and maintain indefinitely 100% name plate production on or before May 1, 2009.  The Company has also agreed that the interest on the unpaid principal amount of the construction and term loans will accrue on a variable interest rate equal to LIBOR plus 5.40%, but not less than 6.00%.  In addition to the forbearance, the lender waived compliance by the Company of the financial covenants in the master credit agreement through September 2009 as well as the excess cash flow payments through December 31, 2009.

8.  TAX INCREMENT FINANCING (“TIF”)

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

The estimated maturities of the long term debt described in Note 7 and 8 (excluding the construction note discussed in Note 6) at December 31, 2008 are as follows:

2009	$2,410,002
2010	4,563,004
2011	4,594,004
2012	4,627,004
2013	4,663,004
After 2013	26,806,982
Total long-term debt	$47,664,000

9.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2 (FSP 157-2). At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows for 2008.  SFAS 159 permits the Company to irrevocably choose to measure certain financial instruments and other items at fair value. Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company uses valuation techniques in a consistent manner from year-to-year.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet December 31, 2008	Fair Value December 31, 2008	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$1,128,000	$1,128,000	$1,128,000	-	-
Restricted cash - Money Market Funds	$652,000	$652,000	$652,000	-	-

The fair value of the money market funds and certificates of deposit are based on quoted market prices in an active market. The Company classifies these as level 1.

10.  RELATED PARTY TRANSACTIONS

The Company paid a construction firm, which is owned by a member of the Company, approximately  $909,000 for site preparation work and road  improvements during the construction of the plant during 2007 and 2006.

11.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an Engineering, Procurement and Construction Services Fixed Price Contract (“Construction Contract”) of approximately $82,600,000 including change orders, with an unrelated party, Delta-T Corporation (“Delta”) for the construction of the ethanol plant. The Company paid approximately $6,650,000 for the stainless steel surcharge.  As of December 31, 2008, the Company has incurred approximately $79,100,000 under the Construction Contract, including approximately $1,700,000 of retainage.  Either party may terminate the Construction Contract for cause, as specified in the agreement.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

In January 2008, the Company was informed by Delta that it had incurred substantial losses on the project and in order to complete the project in a definitive time frame, the Company would need to absorb $5,000,000 of the cost overruns.  In April 2008, the Company executed an amendment to the Construction Contract ( the “April Amendment”) agreeing to pay Delta an incentive fee of $5,000,000 of which $2,000,000 was payable upon final completion of the plant and the remaining $3,000,000 was payable six months thereafter, which was amended as discussed below. In addition, Delta agreed to pay liquidated damages for each full week after July 15, 2008 that the project was not mechanically complete, and to pay liquidated damages if the performance testing and name plate production was not attained within sixty days after mechanical completion.

As the plant neared completion and performance testing, additional negotiations resulted in an agreement between the Company and Delta to change some of the terms of the Construction Contract as well as the April Amendment discussed above. On August 4, 2008, the parties agreed to a mechanical completion date of July 28, 2008 and completion of performance testing and obtainment of name plate production within 60 days of that date. The parties agreed that Delta would incur liquidated damages in the amount of $.30 a gallon for each gallon of name plate production not obtained within 60 days of mechanical completion which would be used to reduce the Company’s liability to Delta (50% of the damages applied to reduce the retainage amount owed to Delta and 50% applied to reduce the incentive fee note payable to Delta).  The parties further agreed that the Company would pay the first $4,000,000 of retainage under the Construction Contract by August 6, 2008, which the Company complied with, and the remaining retainage of $1,700,000 initially payable upon final completion of specified components of the plant. In August 2008, the payment terms were also changed to state that the entire incentive fee will not be due and payable until after January 1, 2010 with the principal balance to be reduced by a portion of the liquidated damages earned as discussed above.  As of December 31, 2008, approximately $1,700,000 has been offset against the total retainage amount and approximately $1,753,000 against the incentive fee note payable.  These liquidated damages will also reduce the total cost of the Construction Contract currently capitalized within property and equipment.

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

Plant management agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company will pay costs plus a fee to recruit, hire, train, and employ all site personal, until test phase when the fee will change to a daily fixed fee.  After commencement of operations of the plant, which occurred in  January 2009, the fee became a fixed monthly payment of approximately $114,000, adjusted annually on the anniversary of commencement.  The Company is currently paying for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation.  The agreement ends 60 months after commencement of operations unless terminated by either party giving 180 days prior written notice.  As of December 31, 2008, the Company has incurred approximately $1,238,500 for these services.

Utility contracts

In March 2006, the Company entered into an agreement with a natural gas provider for the procurement, purchase and management of natural gas transportation and supply.  The Company will pay for the natural gas based on actual consumption along with a monthly management fee of $0.07 per MMBtu delivered.  The agreement was initially for a two year period beginning February 2006 and automatically renewed for an additional two-year term in February 2008.

In May 2006, the Company entered into an agreement, secured by the Company’s line of credit as disclosed in Note 6, with a natural gas transporter for the transportation of natural gas.  The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 2450 Dth per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

In September 2007, the Company entered into an agreement, secured by the Company’s line of credit as disclosed in Note 6, with a natural gas transporter to expand the pipeline capacity.  The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 1,000 Dth per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

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

Marketing agreement

In November 2006, the Company entered into a marketing agreement with an unrelated party for the sale of the ethanol the Company is expected to produce.  The Company agrees to pay the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided.  In addition, the Company agrees to pay the buyer lease fees on 125 cars for $675 per car per month.  The agreement commences on the first day of ethanol production and shall continue for two years.  The agreement will automatically renew for an additional one year unless the Company gives four months’ written notice.

The Company had forward contracts to sell 957,000 gallons of ethanol in October, November, and December 2008.  Due to the delay of the plant construction, the Company was required to purchase the gallons on the open market at an average price of $1.84 to fulfill the contracts.  The Company’s average sale price on the forward contracts was $2.16 per gallon for a profit of approximately $310,000 during the fourth quarter of 2008 which was offset against approximately $244,000 of lease expense.

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

Grain Procurement

In December 2006, the Company entered into an agreement with an unrelated party to provide all the necessary grain required for the production of ethanol.  The Company will pay a base price per bushel subject to discounts, based on the posted cash price from the Chicago Board of Trade less the providers posted basis.  The Company will pay a service fee of $0.04 per bushel of grain delivered. The initial term of the agreement shall be from the date the agreement was signed until the end of the third year following the first delivery of grain to the plant.  The agreement will automatically renew for an additional two year period thereafter unless terminated by either party with a six months written notice.  In the ordinary course of business, the Company will enter into forward purchase contracts for its commodity purchases.  In accordance with the SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, management considers these forward contracts to be normal purchases since the commodity will be delivered in quantities expected to be used by the Company over a reasonable period in the normal course of business.

NEDAK ETHANOL, LLC (A Development Stage Company)
Notes to Financial Statements December 31, 2008 and 2007

In February 2007, the Company purchased forward contracts for 3,135,000 bushels with delivery dates between October 2007 and December 2010 for approximately $1,306,000, of which $978,000 was paid in cash and $328,000 is included in accounts payable as of December 31, 2008.  During the first quarter of 2008, the Company purchased approximately 2,195,000 bushels of corn under these contracts.  Due to the delay in the start-up of the plant as discussed above, the Company sold these bushels resulting in a net loss of approximately $321,000 for the first quarter, which includes the net investment in the respective corn contracts.  During the second quarter of 2008, the Company purchased approximately 85,000 bushels of corn under these contracts which is included in inventory as of December 31, 2008.  The remaining value of the original forward contracts purchased from the Company’s grain procurement agent in February 2007 that are still open as of December 31, 2008 totaled $300,260.

As of December 31, 2008, the Company has commitments on forward purchase contracts to purchase 1,899,000 bushels of corn at an average price of $3.74 per bushel for delivery between January 2009 and December 2010.

Item 9.                      Change In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

While preparing our report on Form 10-Q for the third quarter of 2008, we discovered that we erroneously reported gains in the first and second quarters of fiscal 2008 relating to the sale of corn not needed for production, and such discovery was not made timely enough to allow us to file this report within the required time.  As a result of a review of our principal executive and financial officers, we attributed those reporting errors to a material weakness in our recordkeeping and our procedures utilized to assure that information required to be disclosed is recorded and processed within the time periods specified in the SEC’s rules and forms.  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.  In connection with this material weakness and as a result of the error in reporting gains in the first and second quarter of 2008, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective, for the quarterly periods ending March 31, June 30 and September 30, 2008.  The Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of December 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the President of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-K. Except for the material weakness identified during the quarterly periods ending March 31, June 30 and September 30, 2008 and discussed above, there was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting procedures and includes policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s financial transactions,
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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO”.  Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on this assessment, management concluded that NEDAK’s internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.                      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

The following table provides certain information about the Company’s Directors and officers.  None of our Directors or officers has served as a director of another company which is required to file reports under the Exchange Act.

Name and Age	Positions with Company	Term of Office (1)	Business Experience

Jeff Lieswald, 47	Director	Since 2005(4)	Mr. Lieswald has worked as an electrician for Agland Electric Motor for 22 years.
Todd Shane, 46	Director	Since 2005(2)	Mr. Shane has worked as a farmer and rancher with HBK Land & Cattle Co. since 1985.
Kirk Shane, 51	Director	Since 2005(2)	Mr. Shane is an owner and operator of a farm and ranch which he has run for 31 years.
Gerald Winings, 67	Director	Since 2005(2)	Mr. Winings, retired, had been the Manager of Atkinson Fertilizer, Inc., a blender and distributor of agricultural fertilizers, from 1997 to 2007.
Everett Vogel, 55	Director, Chairman of the Board, Vice President	Director since 2005, Chairman and Vice President since 2006(3)	Mr. Vogel has been the President and Director of Stuart Fertilizer and Grain, Inc., a blender and distributor of agricultural fertilizers, since 1985.
Paul Seger, 70	Director	Since 2005(2)	Mr. Seger has been the owner of Seger Farms since 1967, and the President of Seger Grain and Trucking, Inc. since 1974.
Kenneth Osborne, 66	Director	Since 2005(4)	Mr. Osborne has been the President and Director of Osborne Construction, Inc. since 1966.
Robin Olson, 47	Director	Since 2005(3)
Mr. Olson has been the Vice President and Director of Olson Industries, Inc., a manufacturer of airport light bases, irrigation systems, commercial trash canisters, electric utility poles and other galvanized products, for 24 years.

Clayton Goeke, 74	Director	Since 2005(3)	Mr. Goeke is a farmer and rancher.
Jerome Fagerland, 59	Director, President and General Manager	Director since 2005, President since 2003, General Manager since 2006(3)	Mr. Fagerland served as President of Great Western Bank from 2002 – 2006 and served as the President and Chief Executive Officer of First Western Bank from 1991 to 2002.
Steve Dennis, 47	Director	Since 2005(4)	Mr. Dennis has been the owner and manager of O’Neill Grain Co., a grain elevator operator, for 18 years.
Paul Corkle, 56	Director	Since 2005(2)	Mr. Corkle is a farmer and rancher and has been the owner of Corkle Insurance Agency since 1979.
Timothy Borer, 44	Director, Secretary and Treasurer	Director since 2005, Secretary and Treasurer since 2003(4)	Mr. Borer is a self employed farmer. He previously managed the Galyen Land and Cattle Company for 24 years.
Richard Bilstein, 62	Director, Vice Chairman of the Board	Director since 2005, Vice Chairman since 2006(4)	Mr. Bilstein has been the farm manager of Seger Farms for 37 years.

(1) Because the Company was a member-managed limited liability company prior to December 14, 2005, the Directors’ term of office as such refers back to that date.
(2)  Indicates the Director’s term expires at the 2010 Annual Members’ Meeting.
(3)  Indicates the Director’s term expires at the 2008 Annual Members’ Meeting.
(4)  Indicates the Director’s term expires at the 2009 Annual Members’ Meeting.

Family Relationships

Jeff Lieswald is the brother-in-law of Timothy Borer, a Director and the Company’s Secretary and Treasurer.  Todd Shane and Kirk Shane, both Directors, are brothers.  Gerald Winings is the brother-in-law of Ken Osborne, both of whom are Directors.

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

Code of Ethics

On March 22, 2007, the Company’s Corporate Governance / Compensation Committee recommended to the full Board of Directors to adopt the Company’s Code of Ethics, which was attached as an exhibit to the Company’s Annual Report on Form 10-KSB filed April 1, 2008.  At the present time, in the event we amend our Code of Ethics or grant a waiver from its terms, we plan on disclosing the same through filings with the SEC, and not on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, officers and directors of the Company and persons beneficially owning 10% or more of the Company’s Membership Units (collectively, “reporting persons”) must file reports on Forms 3, 4 and 5 regarding changes in their holdings of the Company’s equity securities with the SEC.  Based solely upon a review of copies of these reports sent to the Secretary of the Company and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal Year 2008, the Company believes that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

Item 11.                                Executive Compensation.

Executive Officer

As of March 31, 2009, the Company had 31 paid employees and does not pay, and has not paid its last three fiscal years, any compensation to any of its officers for their service as officers.  The Company does not provide any of bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to its officers.  Further, the Company has no agreements with any officer, for their service as such, pertaining to change in control payments.  The Company does reimburse its officers for their expenses incurred relating to their service provided to us.

We entered into an Employment Agreement with Jerome Fagerland on October 30, 2007, under which Mr. Fagerland will continue to serve the Company in the position of President and General Manager (the “Employment Agreement”).  The term of the Employment Agreement is four years, may be extended for two additional two-year periods upon the parties’ consent, and may be terminated in a manner which is customary in such agreements.  We have agreed to compensate Mr. Fagerland as follows under the Employment Agreement: (i) a base annual salary of $130,000, with 5% annual increases, (ii) any fringe benefit programs the Company may have in effect from time to time, (iii) customary vacation, (iv) a vehicle allowance of $750 per month, and (v) annual bonuses, payable as determined by the Corporate Governance / Compensation Committee of the Board of Directors at the end of the calendar year, which equal 1% of our net profits (determined according to GAAP) on a quarterly basis, not to exceed 75% of base salary.

The table below summarizes the amounts paid to Mr. Fagerland under the Employment Agreement in fiscal years 2006 - 2008 and includes all forms of compensation payable.

SUMMARY COMPENSATION TABLE
	Annual Compensation
Name and Principal Position	Year	Salary	All Other Compensation	Total

Jerome Fagerland, General Manager	2006	$95,000	$7,014 (1)	$102,014
	2007	$131,000	$29,171(2)	$160,171
	2008	$136,500	$15,825(3)	$152,325

(1)  The amount disclosed in the table under All Other Compensation includes all amounts the Company reimbursed Mr. Fagerland for respecting equivalent insurance costs under the terms of the Management Agreement in fiscal year 2006.
(2)   The amount disclosed in the table under All Other Compensation includes: (i) $12,833 the Company reimbursed Mr. Fagerland for respecting equivalent insurance costs, (ii) $12,000 for a vehicle allowance, (iii) and $4,338 contributed to Mr. Fagerland’s 401(k) plan, all under the terms of the Management Agreement in fiscal year 2007.
(3)  The amount disclosed in the table under All Other Compensation includes: (i) $9,000 for a vehicle allowance, and (ii) and $6,825 contributed to Mr. Fagerland’s 401(k) plan, all under the terms of the Management Agreement in fiscal year 2008.

Board of Directors

Under authority provided in the Company’s Operating Agreement, in fiscal year 2007, the Corporate Governance / Compensation Committee of the Board of Directors recommended, and the Board adopted, a policy to compensate the Directors for their services as such (the “Policy”) in the following amounts: (i) $1,000.00 per month retainer, (ii) $500.00 per Board meeting attended, (iii) $250.00 per Committee meeting attended, and (iv) reimbursement of mileage at the current rate established by the IRS.  The amounts provided in (i) through (iii) began to accrue on August 1, 2007, but will not be paid until profitable operations provides cash to pay the accumulating director’s fees.  No payments have been made to any Director pursuant to the Policy as of December 31, 2008, and the Company has no other plan to compensate Directors in any manner.  Mr. Fagerland has agreed to not accept any compensation under the Policy with respect to Committee meetings.  The table below indicates earned—but not yet paid—by our Directors in fiscal years 2007 and 2008 under the Policy.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) —2007 (1)	2007 Total ($)(1)	Fees Earned or Paid in Cash ($)—2008 (1)	2008 Total ($)(1)

Jeff Lieswald	$10,000	$10,000	$14,000	$14,000
Todd Shane	$10,250	$10,250	$20,750	$20,750
Kirk Shane	$7,750	$7,750	$19,500	$19,500
Gerald Winings	$7,000	$7,000	$20,250	$20,250
Everett Vogel	$9,250	$9,250	$15,750	$15,750
Paul Seger	$9,000	$9,000	$20,500	$20,500
Kenneth Osborne	$9,000	$9,000	$19,000	$19,000
Robin Olson	$10,000	$10,000	$30,750	$30,750
Clayton Goeke	$7,500	$7,500	$25,500	$25,500
Jerome Fagerland	$7,500	$7,500	$18,000	$18,000
Steve Dennis	$9,500	$9,500	$21,750	$21,750
Paul Corkle	$9,250	$9,250	$19,750	$19,750
Timothy Borer	$10,250	$10,250	$28,500	$28,500
Richard Bilstein	$12,500	$12,500	$29,000	$29,000

(1)  As discussed above, all of these amounts have been earned under the Policy, but are not payable until construction of the ethanol plant is finalized and we commence sales of ethanol.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

The Company has not authorized the issuance of any equity securities for purposes of any equity compensation plan.  The following table sets forth certain information as of March 30, 2009, with respect to the Unit ownership of: (i) each Director of the Company, and (ii) all Officers and Directors of the Company, 14 in number, as a group.  We are not aware of any person or group (as that term is used in Section 13(d)(3) of the Exchange Act) who beneficially own more than 5% of our Common Units.   Messrs. Borer and Fagerland serve in the capacity of executive officers.  Except as noted below, the persons listed below possess sole voting and investment power over their respective Units.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Units(1)	Percent of Class	Amount and Nature of Beneficial Ownership of Class A Preferred Units(1)	Percent of Class

Todd Shane	19 Units	0.36%	7.2 Units	7.2%
Gerald Winings	13 Units [2]	0.25%	7.2 Units	7.2%
Paul Corkle	51 Units [2]	0.97%	7.2 Units	7.2%
Kirk Shane	19 Units [2]	0.36%	8 Units	7.9%
Paul Seger	40 Units [3]	0.76%	10 Units	10%
Clayton Goeke	28 Units [2]	0.54%	10 Units	10%
Robin Olson	23 Units	0.44%	9.5 Units	9.6%
Everett Vogel	24 Units	0.46%	8 Units	7.9%
Timothy Borer	9 Units	0.17%	2 Units	2.0%
Jeff Lieswald	19 Units	0.36%	10 Units	10%
Kenneth Osborne	31 Units [4]	0.59%	7.2 Units	7.2%
Richard Bilstein	15 Units [2]	0.29%	7.2 Units	7.2%
Jerome Fagerland	19 Units	0.36%	7.2 Units	7.2%
Steve Dennis	89 Units	1.70%	0 Units	0%

All Officers and Directors as a Group (14 persons)	399 Units	7.64%	100.5 Units	100%

[1]	Beneficial ownership is determined in accordance with SEC rules and means having or sharing voting and investment power with respect to the securities.
[2]	Investment and voting power is shared with respect to these Units through joint ownership with the Director’s spouse.
[3]	Four of the Units beneficially owned by Mr. Seger are held by a company in which he serves as an executive officer.
[4]	Investment and voting power is shared with respect to these Units as ownership is held in the name of the Director’s family trust, of which the Director and his wife are co-trustees

Item 13.                                Certain Relationships and Related Transactions, and Director Independence.

Our Directors (in addition to one former Director) are the founders of the Company and were its sole promoters.  With the exception of 20 Units purchased in the public offering by Mr. Corkle, four Units purchased in the public offering by Mr. Goeke, 14 Units purchased by Mr. Osborne in the public offering, and 22 Units purchased in the public offering by Mr. Seger, the Units indicated in the chart above under “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” were purchased by our Directors in private transactions to capitalize the Company prior to our public offering which commenced on June 15, 2006 and which concluded on September 28, 2006.

Each of our Directors (in addition to one former Director) loaned us $1,000 in 2004, which loans bear interest at five percent per annum, and the total principal and interest is payable in April, 2009.  In addition, in May 2006, each Director guaranteed $10,715 of a letter of credit issued by Great Western Bank in favor of KMIGT in order to reserve pipeline space for our anticipated natural gas requirements under the Firm Transportation Agreement.  Each Director received two Units as consideration for the guarantee. The value of each Unit was determined in accordance with our most recent offering price at the time of $10,000 per Unit.  As previously reported, on May 30, 2007, we replaced the Directors’ personal guarantees with a $150,000 certificate of deposit with First Dakota National Bank.

On January 15, 2007, we entered into an Option to Lease Real Estate Agreement (“Option”) with Dennis Grain, Inc. (“Owner”), of which one of our Directors, Steve Dennis, is the owner.  This Option was procured as a backup site to satisfy Lender concerns with outstanding issues at the transload facility at the time we closed the Facility.  Under the Option, we had the right, within one year, to enter into a 20 year Ground Lease with Owner with respect to a strip of land.  The price of the option was $200, and the annual rent under a Ground Lease, if exercised by us, would have been $3,000.  We did not exercise this option and it has since lapsed.

Kenneth Osborne, a Director of the Company, is President of Osborne Construction, Inc. (“OCI”).  Mr. Osborne’s son, Roland Osborne, is a shareholder in OCI and operates his own entity, Osborne Construction (“OC”).  OC provided site preparation work in 2006 for the Company’s ethanol plant project at a cost of approximately $910,000.  This contract was approved by the Board of Directors with Mr. Osborne abstaining from the vote.  In addition, we have paid approximately $39,000 to OCI for road improvements to our plant site.  This contract was also approved by the Board of Directors with Mr. Osborne abstaining from the vote.  Jeff Lieswald, a Director, owns Agland Electric, which we have paid $63,639 for electrical work performed at our plant through December 31, 2008.  Robin Olson, a Director, is a director and owner of Olson Industries, Inc., which we have paid $53,760 for electric hardware and services through December 31, 2008.

The information provided above under “Item 11. Executive Compensation” regarding the Employment Agreement and the Policy is incorporated by reference into this Item 13.

Conflicts of interest may arise in the future as a result of the relationships between and among our Members, officers, Directors and their affiliates, although our officers and Directors have fiduciary duties to us. We do not have a committee of Directors independent of our promoters or Members or an otherwise disinterested body to consider transactions or arrangements that result from conflicts of interest. Our Operating Agreement permits the Company to enter into agreements with Directors, officers, Members and their affiliates, provided that any such transactions are on terms no more favorable to the Directors, officers, Members (or their affiliates) than generally afforded to non-affiliated parties in a similar transaction.  Our Board has adopted an Affiliated Transactions Policy which provides that all material affiliated transactions and loans must be made on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties, and that all material affiliated transactions and loans, or any forgiveness of loans, must be approved by: (i) a majority of the Directors who do not have an interest in the transaction; or (ii) the affirmative vote of Members holding a majority of the outstanding Membership interests, excluding the Membership interests of Members having an interest in the transaction.  The policy permits sales of corn and other feedstock by Directors, officers, Members or other affiliated parties to the Company, and all purchases of ethanol, distillers’ grains and other co-products by Directors, officers, Members or other affiliated parties from the Company without the required approvals if the purchase or sale price is substantially equal to the then current market price and the transaction is on terms no less favorable to us than those that can be obtained from unaffiliated third parties.  Our Board may further modify this policy. We will engage in transactions with our Directors or their affiliates with respect to the purchase of corn and the sale of distillers grains, although such transactions will be on the same terms and conditions as with non-affiliated persons or entities. We believe that excluding our Directors and affiliates from such transactions would place unnecessary limits on our procurement and sales. Members will have no right to individually enforce the obligations of our Directors or their affiliates in our favor.

For purposes of determining whether our Directors are independent or not, our Board of Directors has adopted a modified definition of “independent director” applicable to companies whose securities are listed on the Nasdaq Stock Market (though our Units are not listed on any trading market and are not expected to be so listed), modified though so that an officer/director is independent if they are not compensated in such capacity.  The Board has determined to not exclude from its definition of “independent” those Directors who serve as officers or employees of the Company without compensation.  Jerome Fagerland and Kenneth Osborne are not considered “independent” under the adopted standard.  Mr. Osborne sits on the Corporate Governance / Compensation Committee.  Messrs. Todd and Kirk Shane, Vogel, Borer, Winings, Corkle, Seger, Goeke, Olson, Dennis, Lieswald and Bilstein all meet the definition of “independent director” adopted by the Board of Directors.  Messrs. Fagerland, Borer and Osborne would not meet the definition of “independent director” applicable to companies whose securities are listed on the Nasdaq Stock Market.  Mr. Borer sits on the Audit, Corporate Governance / Compensation and Nominating Committees of the Board of Directors.

Item 14.                                Principal Accountant Fees and Services

The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended December 31, 2008 and the fiscal year ended December 31, 2007 are as follows:

Category	Year	Fees (1)
Audit Fees (1)	2008	$165,000
	2007	$88,000
Audit-Related Fees	2008	$0
	2007	$0
Tax Fees	2008	$0
	2007	$0
All Other Fees	2008	$0
	2007	$0

(1) The audit fees were incurred for the audit of the Company’s annual financial statements included within this Form 10-K, the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, as well as services in connection with other statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007.  These fees also relate to services performed on the amended filings of Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, consultations on various accounting matters, and filing requirements for non-timely third quarter and year end filings.

Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.

One hundred percent (100%) of all audit services were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Balance Sheets at December 31, 2008 and December 31, 2007

Statements of Operations for the years ended December 31, 2008 and December 31, 2007 and Date of Inception (December 15, 2003 to December 31, 2008)
Statements of Members' Equity as of December 31, 2008Statement of Cash Flows for the year ended December 31, 2008 and December 31, 2007 and Date of Inception (December 15, 2003 to December 31, 2008)
Notes to Financial Statements

(b)	See (a)(1) above
(c)	The following exhibits are filed herewith or incorporated by reference as set forth below:
Exhibit number 10(ii).1 is a management contract.

2.	Omitted
3(i).1	Articles of Organization and First Amendment thereto (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, filed December 15, 2005)
3(i).2	Second Amendment to Articles of Organization (incorporated by reference to Exhibit 3 (i) of Report on Form 8-K filed January 23, 2007).
4(i).1	Third Amended and Restated Operating Agreement dated March 4, 2009 (incorporated by reference to Exhibit 3(ii).1 of Report on Form 8-K filed March 9, 2009)
4(i).2	Form of Membership Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, filed December 15, 2005)
4(ii).1	Master Credit Agreement dated February 14, 2007 with Farm Credit Services of Grand Forks, FLCA (incorporated by reference to Exhibit 10.9 of Report on Form 8-K filed February 20, 2007)
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

10(i).3
Base Agreement dated February 7, 2006 between NEDAK Ethanol, LLC and Cornerstone Energy, Inc. (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, filed June 5, 2006)

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
10(i).11
Transportation Service Agreement on Transporter’s Distribution System dated June 15, 2006 between NEDAK Ethanol, LLC and Kinder Morgan Inc. (incorporated by reference to Exhibit 10(i).14 of Report on Form 10-KSB filed on April 2, 2007)

10(i).12	Industry Track Agreement dated July 24, 2007 between NEDAK Ethanol, LLC and the Nebraska Northeastern Railway Company (incorporated by reference to Exhibit 10.2 on Form 8-K filed July 25, 2007)
10(i).13	NEDAK Track Lease Agreement dated June 19, 2007 between NEDAK Ethanol, LLC and the Nebraska Game and Parks Commission (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 25, 2007)
10(i).14	Amendment dated March 5, 2008 between NEDAK Ethanol, LLC and SourceGas Distribution, LLC (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed March 13, 2008)
10(i).15	Second Letter of Commitment and Intent between NEDAK Ethanol, LLC and Delta-T Corporation dated August 4, 2008 (incorporated by reference to Exhibit 10.4 of Report on Form 8-K filed August 6, 2008)
10(i).16
Amendment No. 3 to Engineering, Procurement and Construction Services Fixed Price Contract between NEDAK Ethanol, LLC and Delta-T Corporation dated April 11, 2008 (incorporated by reference to Exhibit 10.3 of Report on Form 8-K filed April 15, 2008)

10(i).17	Guaranty dated April 11, 2008 made by Bateman Litwin NV in favor of NEDAK Ethanol, LLC (incorporated by reference to Exhibit 10.9 of Report on Form 8-K filed April 15, 2008)
10(i).18	Deed of Trust dated April 11, 2008 made by NEDAK Ethanol, LLC in favor of Delta-T Corporation (incorporated by reference to Exhibit 10.10 of Report on Form 8-K filed April 15, 2008)
10(i).19
Third Supplement and Forbearance  to the Master Credit  Agreement,  dated April 11, 2008 between NEDAK  Ethanol,  LLC and AgCountry  Farm Credit  Services,  FCA (f/k/a Farm Credit Services of Grand Forks, FLCA) (incorporated by reference to Exhibit 10.11 of Report on Form 8-K filed April 15, 2008)

10(i).20	Form of Guaranty in favor of AgCountry Farm Credit Services, FCA (incorporated by reference to Exhibit 10.12 of Report on Form 8-K filed April 15, 2008)

10(i).21	Promissory Note dated April 11, 2008 made by NEDAK Ethanol, LLC in favor of Delta T Corporation (incorporated by reference to Exhibit 10.13 of Report on Form 8-K filed April 15, 2008)
10(i).22
Collateral Assignment dated April 11, 2008 made by NEDAK Ethanol, LLC in favor of AgCountry Farm Credit Services, FCA (incorporated by reference to Exhibit 10.14 of Report on Form 8-K filed April 15, 2008)

10(i).23
Control Agreement dated April 11, 2008 between AgCountry Farm Credit Services, FCA, NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference to Exhibit 10.15 of Report on Form 8-K filed April 15, 2008)

10(i).24
Fourth Supplement and Forbearance Agreement to the Master Credit Agreement between NEDAK Ethanol, LLC and AgCountry Farm Services, FLCA dated March 27, 2009 (incorporated by reference to Exhibit 10.2 of Report on Form 10-Q filed March 31, 2009)

10(i).25	Facility Agreement between NEDAK Ethanol, LLC and Kinder Morgan Inc. dated June 15, 2006 (incorporated by reference to Exhibit 10.8 of Report on Form 8-K filed February 20, 2007)
10(i).26	Transportation Agreement between NEDAK Ethanol, LLC and Western Oil Trans Inc. dated July 19, 2007 (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed July 25, 2007)
10(i).27
Precedent Agreement between NEDAK Ethanol, LLC and Kinder Morgan Interstate Gas Transmission LLC dated September 27, 2007 (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed November 2, 2007)

10(i).28
Change Orders dated October 25, 2006, November 20, 2006 and December 14, 2006 to Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T Corporation (incorporated by reference to Exhibit 10.6 of Report on Form 8-K filed February 20, 2007).

10(ii).1	Employment Agreement dated October 30, 2007 between NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed November 2, 2007)
11.	Omitted – Inapplicable
12.	Omitted – Inapplicable
13.	Omitted – Inapplicable
14.	Code of Ethics (incorporated by reference to Exhibit 14 of Annual Report on Form 10-KSB filed April 1, 2008).
16.	Omitted – Inapplicable
17.	Omitted – Inapplicable
21.	Omitted – Inapplicable
22.	Omitted – Inapplicable
23.	Omitted – Inapplicable
24.	Omitted – Inapplicable
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.
33	Omitted – Inapplicable
34	Omitted – Inapplicable
35	Omitted – Inapplicable

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEDAK ETHANOL, LLC

By:	/s/ Jerome Fagerland
(Principal executive officer)
Date: April 2, 2009

By:	/s/ Timothy Borer
(Principal financial and accounting officer)

Date: April 2, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Name	Date

/s/ Jeff Lieswald	April 2, 2009	/s/ Todd Shane	April 2, 2009
Jeff Lieswald, Director		Todd Shane, Director

/s/ Kirk Shane	April 2, 2009	/s/ Gerald Winings	April 2, 2009
Kirk Shane, Director		Gerald Winings, Director

/s/ Everett Vogel	April 2, 2009	/s/ Richard Bilstein	April 2, 2009
Everett Vogel, Director, Chairman of the Board, Vice President		Richard Bilstein, Director, Vice Chairman of the Board

/s/ Kenneth Osborne	April 2, 2009	/s/ Robin Olson	April 2, 2009
Kenneth Osborne, Director		Robin Olson, Director

/s/ Clayton Goeke	April 2, 2009	/s/ Steve Dennis	April 2, 2009
Clayton Goeke, Director		Steve Dennis, Director

/s/ Paul Corkle	April 2, 2009	/s/ Paul Seger	April 2, 2009
Paul Corkle, Director		Paul Seger, Director

/s/ Jerome Fagerland	April 2, 2009	/s/ Timothy Borer	April 2, 2009
Jerome Fagerland, Director		Timothy Borer, Director