Form 10-Q
period 2009-03-31
NEDAK ETHANOL, LLC
filed 2009-05-15
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the issuer had 5,233 Common and 105.5 Class A Preferred Membership Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item Number	Item Matter	Page Number

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

PART I—FINANCIAL INFORMATION

Item 1.                                Financial Statements.
NEDAK ETHANOL, LLC
Condensed Balance Sheets
ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$163,342	$94,691
Restricted short term investment	1,145,203	1,128,070
Restricted cash - TIF	53,225	52,866
Accounts Receivable	2,037,847	182,152
Inventory	1,956,532	1,344,018
Inventory—corn contracts	-	300,260
Prepaid expenses and other	346,855	300,552
Total current assets	5,703,004	3,402,609
Property and Equipment
Land and improvements	4,419,085	4,427,265
Buildings	9,366,129	9,473,978
Plant equipment	75,385,505	76,274,960
Office equipment	200,576	177,894
Vehicles	468,617	468,617
	89,839,912	90,822,714
Less accumulated depreciation	(1,681,531)	(133,932)
Net property and equipment	88,158,381	90,688,782
Other Assets
Deposits	668,299	-
Deferred offering costs	10,568	33,033
Restricted cash - TIF	603,114	599,042
Debt issuance costs, net of amortization	1,278,674	1,234,514
Total other assets	2,560,655	1,866,589
Total Assets	$96,442,040	$95,957,980
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable
Trade	$1,408,127	$800,924
Corn	2,587,639	-
Related party	420,698	-
Construction payable	38,141	145,586
Accrued interest and other	1,254,730	1,033,606
Notes payable – members	15,000	15,000
Current maturities of long-term debt	5,709,068	2,410,002
Total current liabilities	11,433,403	4,405,118
Long-term debt, net of current maturities	44,807,507	48,500,783
Commitments and Contingencies
Members’ Equity
Preferred Units, 100.5 units issued and outstanding	1,005,856	-
Common Units, 5,333 units issued and outstanding	50,295,000	50,255,000
Accumulated deficit	(11,119,726)	(7,202,921)
Total members’ equity	40,181,130	43,052,079
Total Liabilities and Members’ Equity	$96,422,040	$95,957,980
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Operations
	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$11,749,685	$-

Cost of Goods Sold	14,093,307	-

Gross Loss	(2,343,622)	-

Operating Expenses
Professional fees	77,331	330,326
General and administrative	665,527	294,711
Total	742,858	625,037

Operating Loss	(3,086,480)	(625,037)

Other Income (Expense)
Interest and other income	16,295	23,354
Interest expense	(773,587)	-
Other expenses	-	(320,968)
Total other expense, net	(757,292)	(297,614)

Net Loss	$(3,843,772)	$(922,651)

Weighted Average Units
Outstanding—Basic & Diluted	5,261	5,229

Net Loss Per Unit—Basic & Diluted	$(730.62)	$(176.45)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC

Condensed Statements of Cash Flows

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,843,772)	$(922,651)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,603,439	16,392
Interest earned on restricted cash	(4,431)	(9,357)
Interest earned on restricted investments	(17,133)	-
Interest expense paid through construction loan advances	614,213	-
Change in assets and liabilities
Accounts receivable	(1,855,695)	(506,425)
Inventory	(612,514)	-
Inventory – corn contracts	300,260	625,372
Prepaid expenses and other	(46,303)	(110,648)
Deposits	(668,299)	-
Accounts payable	3,515,541	584,550
Accrued interest and other	221,124	124,657
Net cash used in operating activities	(793,570)	(198,110)

Cash Flows from Investing Activities
Capital expenditures	(133,067)	(2,201)
Payments for construction in process	-	(276,090)
Net cash used in investing activities	(133,067)	(278,291)

Cash Flows from Financing Activities
Member contributions	1,005856	-
Payments for deferred offering costs
Net cash provided by financing activities	(10,568)	-
Net Increase (Decrease) in Cash and Equivalents	68,561	(476,401)

Cash and Equivalents—Beginning of Period	94,691	604,193

Cash and Equivalents—End of Period	$163,342	$127,792

Supplemental Disclosure of Noncash Operating,
Investing and Financing Activities
Deferred offering costs in accounts payable	$-	$21,045
Debt issuance costs in accounts payable	$100,000	$66,677
Construction loan proceeds used for interest	$614,213	$278,439
Liquidated damages used to reduce property and equipment and note payable construction loan	$1,008,423	$-
Deferred offering costs offset against equity	$33,033	$-
Construction costs included in note payable—contract	$2,238,362	$-
Construction costs included in accounts payable	$38,141	$23,500,190
Amortization of financing costs capitalized as construction in process	$-	$21,842

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of Nedak Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position and results of operations and cash flows. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States if America (“GAAP”) are condensed or omitted as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying balance sheet as of December 31, 2008 is derived from the audited financial statements. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the annual report for the year December 31, 2008, filed on Form 10-K with the SEC.

Nature of Business

The Company, a Nebraska limited liability company, was formed on December 15, 2003 to have a perpetual life.  The Company’s ethanol plant was completed and commenced testing during the fourth quarter of 2008 and began selling ethanol and distiller’s grains in the first quarter of 2009.  During April 2009, the Company was required to shut down the plant to allow for certain repairs to ensure performance acceptance with the contractor.  The plant is expected to recommence operations on May 16, 2009 and to have the ability to operate at 100% nameplate capacity going forward.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: useful lives of property and equipment, the valuation of inventory and inventory purchase commitments, and long-lived asset impairments.  Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2009, the Company was of the belief that an allowance was not considered necessary. It is at least possible this estimate could change in the future.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

Inventory

Inventory is stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material. Finished goods consist of ethanol produced and distiller’s grains.

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133").  SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.  In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in cost of goods sold.

Additionally, SFAS 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS 133, and therefore, are not marked to market in our financial statements.

During the first quarter of 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 ("SFAS 161").  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective in the three months ended March 31, 2009.

Cash flows associated with the derivative instruments are presented in the same category on the statement of cash flows as the item being hedged.  The Company has recorded losses on derivative instruments of approximately $4,000 and $0 for the periods ended March 31, 2009 and 2008, respectively.  The Company does not have any open positions as of March 31, 2009.

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

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009 exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 44 million gallons per year. The carrying value of these facilities at March 31, 2009 was approximately $74 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2009; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and related products are recorded when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Title is generally assumed by the buyer at the end of the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned.  Marketing fees and commissions were approximately $146,000 for the three months ended March 31, 2009. Revenue is recorded net of these fees and commissions as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

2. LIQUIDITY AND MARKET UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the ethanol industry experienced during fiscal 2008 and continuing into 2009. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distiller’s grains to customers primarily located in the U.S. Corn for the production process is supplied to the Company’s plant primarily from local producers. Ethanol sales average 85% of the Company’s total revenues and corn costs average 65% of its cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The Company’s cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and risk management techniques used to protect against price volatility. The Company is subject to significant risk that its forecasted operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

The unaudited interim condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the unaudited condensed financial statements, the Company had a working capital deficit of approximately $5,700,000 as of March 31, 2009.  Due to the current commodity markets, the Company may produce negative margins in the immediate future. As further discussed in Note 6, the Company has a senior secured credit facility ("Credit Agreement") agreement with Ag Country Farm Credit Services, FLCA ("Lender").  The Company executed a Fourth Supplement and Forebearance Agreement to the Master Credit Agreement dated March 27, 2009 ("Fourth Supplement") in order to remedy loan covenant violations at December 31, 2008 and obtain some relief from compliance with debt covenants through September 30, 2009.

Because of these events, as well as the market conditions discussed above, there is an increased level of uncertainty respecting the Company’s ability to obtain sufficient funds from cash flows from operations or debt or equity offerings that are sufficient for the liquidity needed for ongoing operations.   The Company was required under the Fourth Supplement, as discussed in Note 6, to submit a business plan to the Lender which detailed out the management’s plan to obtain the additional funds needed to maintain adequate liquidity levels.  As part of that plan, the Company is in the process of attempting to secure the following funds:

➢	Additional working capital through a private offering of $2,000,000.
➢	Remaining construction financing of $800,000 through the Lender.
➢	A Business and Industries Guaranteed Loan of $3,000,000 through the Lender.
➢	A USDA Working Capital Grant of $300,000.

If the Company is unable to secure additional funds through the above options, there may be substantial doubt the Company may continue to operate as a going concern.

3. INVENTORY

Inventory consists of the following as of:

	March 31, 2009	December 31, 2008*
Raw Materials	$571,985	$994,283
Work in Process	450,687	309,238
Finished goods	933,860	40,497
Total	$1,956,532	$1,344,018

* Derived from audited financial statements

The Company performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying values, attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of approximately $195,100 for the period ended March 31, 2009. The total impairment charge was recorded within costs of goods sold in the statement of operations.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

4.  MEMBERS’ EQUITY

In May 2008, the Company commenced a private offering. The offering was terminated in March 2009 with the issuance of four membership units totaling $40,000. The Company offset proceeds for the equity offering with offering costs of approximately $33,000.

In March of 2009, the Company commenced a new private offering for the issuance of up to 1,200 preferred membership units (“Preferred Units”) at $10,000 per Preferred Unit, for a maximum of $12 million. The Preferred Units entitle the holders thereof to: (i) receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions subject to ((A) any existing debt-related restrictions the Company may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), (ii) then share in their proportionate share any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred. Following the third anniversary of the issuance of any Preferred Units, the Company has the ability to redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions. Through April 30, 2009, the Company has issued 100.5 Preferred Units to a group of its Directors under the Private Offering and have issued five additional Preferred units to other investors for a total of approximately $1,055,000.

Losses are allocated to all units based upon their respective percentage of units held.

5.  NOTES PAYABLE

Notes Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000 in addition to their payment for seed capital.  The unsecured loans bore interest at 5% per annum with principal and interest initially due on April 8, 2009.  Accrued interest at March 31, 2009 was approximately $3,700.

In April 2009, the Company entered into new loans for $1,250 with each of the initial 15 members to extend the maturity date to April 8, 2012.  The unsecured loans continue to bear interest at 5% per annum.  If the Company fails to make any payment on the due date, such amount shall bear interest at the rate of 9% per annum until the date of payment.

Line of Credit

In March 2006, the Company entered into a line of credit agreement, with a lender, in favor of its natural gas transporter to reserve pipeline space.  The Company may draw up to $150,000 until maturity in May 2009.  Interest is payable upon the lender’s demand or in May 2009 at a rate of 5.1%.  The agreement was initially secured by the personal guarantees of each of the 14 board members and is currently secured by restricted short term investments totaling $160,163.  As of March 31, 2009, there were no borrowings outstanding on the line of credit.

In August 2007, the Company entered into a line of credit agreement, with a lender, in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828 until maturity in August 2009.  Interest is payable upon the lender’s demand at a rate of 6.79%.  The agreement is secured by restricted short term investments of $985,040.  As of March 31, 2009, there were no borrowings outstanding on the line of credit.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009
6.  LONG-TERM DEBT

Note Payable Construction Contract

In April 2008, the Company executed a promissory note, with its design builder, as discussed in Note 9.  The Company agreed to pay an incentive fee of $5,000,000, the payment terms of which were modified in August 2008 to provide that the entire incentive fee will not be due until two years from performance test acceptance of the plant by the Company, with the principle balance reduced by a portion of the liquidated damages incurred. As of March 31, 2009, there was $2,238,362 outstanding on the promissory note, net of liquidated damages incurred, presented as long-term debt on the balance sheet.

Master Credit Facility

In February 2007, the Company entered into a Credit Agreement with the Lender for a multiple advance construction loan.  Under the Credit Agreement, the Lender has provided a construction and term loan of $42,500,000.  The Company is required to make interest payments during the construction phase at the thirty day LIBOR plus 3.4%, which equaled 5.847% at March 31, 2009.  Once performance test acceptance of the plant is achieved, but no later than August 1, 2009, the construction and term loan will convert to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  As of March 31, 2009, the Company had approximately $41,414,000 outstanding on the construction loan.

Term Note

The Company is required to make level monthly principal payments plus accrued interest beginning on the loan conversion date.  The Company may elect to fix the interest rate on the loan conversion date or any time thereafter for five years equal to the yield of the five year rate with the Federal Home Loan Bank of Des Moines, Iowa plus 3.4%.  The interest rate will then be subject to adjustment on the fifth anniversary of such election.  Once the Company has maintained an owners’ equity of 65%, the margin rate will be reduced by 0.25% per annum and an additional 0.25% when the Company has maintained an owners’ equity of 70%.  The Company is also required to make special principal payments of 40% of Net Available Cash each year unless it maintains an owners’ equity ratio of 50%. The loan is secured by substantially all of the Company’s assets.

Revolving Term Loan

The Company is required to pay interest on the principal advances monthly at the 30 day LIBOR plus 3.4%, which equaled 5.847% at March 31, 2009.  The Company will pay a commitment fee of 0.25% on the unused portion of the revolving promissory note upon conversion to the revolving term loan.  In addition, the Company is required to establish and fully fund a $2,400,000 Debt Service Reserve Account on or prior to the loan conversion date, no later than August 1, 2009.  The Company expects to fund this account with cash provided by operations that it expects to generate during 2009. The commitment amount will be reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund will no longer be required to be funded.

The debt commitment requires the Company to maintain certain financial covenants, including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ratio, and a minimum fixed charge coverage ratio, and also includes restrictions on distributions and capital expenditures.  The Company has incurred approximately $1,149,700 in loan origination costs on the credit agreement.  The financing agreements contain certain prepayment fees in the first four years of the scheduled payments. The loan is secured by substantially all the Company’s assets.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

In connection with the Company entering into an amended agreement with its design builder discussed further in Note 9, the Company executed a third supplement in April 2008 in which the Lender agreed to forego declaring a default.  In connection with the third supplement, the Lender required, among other things, the Company’s board of directors to personally guaranty approximately $1 million of the amount to be raised in a private offering discussed in Note 4.

Because of a delay in construction discussed in Note 9 and the Company’s inability to comply with certain provisions of the Third Supplement, the Lender declared a default under the Credit Agreement, and the Company executed the Fourth Supplement to the Credit Agreement in March 2009.  In connection with the Fourth Supplement, the lender required the Company to obtain $1,000,000 of equity or subordinated debt capital by April 30, 2009, which amount was guaranteed by the Company’s board of directors, and in addition to the $1,000,000 contributed by the Board of Directors as discussed in Note 4.  In addition, the Company paid all legal fees and expenses associated with the amendment and agreed to pay a $100,000 restructuring fee by June 30, 2009.  The payment terms of the additional loan fee of $250,000 from the third amendment discussed above were modified such that the fee will be paid in five $50,000 quarterly installments beginning on or before April 1, 2010.  In addition, the Company undertook to achieve and maintain indefinitely 100% name plate production on or before May 1, 2009.  The Company also agreed that the interest on the unpaid principal amount of the construction and term loans will accrue on a variable interest rate equal to LIBOR plus 5.40%, but not less than 6.00%.  In addition to the Fourth Supplement, the Lender waived compliance by the Company of the financial covenants in the Credit Agreement through September 2009 as well as the excess cash flow payment requirement through December 31, 2009.

The Company did not raise the required equity funds of $1,000,000 by April 30, 2009 as required by the Fourth Supplement. The Company has received communications from the Lender acknowledging this violation.  The lender has agreed to extend the date of the equity infusion with $650,000 due by May 25, 2009 and the remaining $350,000 due by June 30, 2009 and has agreed not to initiate acceleration of the loan prior to June 30, 2009 based on this violation.

The Lender has also acknowledged the Company’s certification that the plant has reached 100% nameplate capacity and that performance testing will be completed by June 1, 2009.  This plan will meet the August 1, 2009 performance testing requirement included in the Fourth Supplement.

The Lender has also acknowledged that, based on the Company’s business plan, certain financial covenants may need to be modified to meet the business plan thresholds once the plant passes performance testing.

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

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

If the Company were to default on the Contract, under circumstances construed to be within the Company’s control, including the failure to complete the Project on or before January 1, 2009, liquidated damages plus interest could be charged against the Company.

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

The estimated maturities of the long term debt described in Note 5, 6 and 7 at March 31, 2009 are as follows:

2010	$5,709,068
2011	5,091,563
2012	5,122,563
2013	5,155,563
2014	5,191,563
After 2014	24,246,255
Total long-term debt	$50,516,575

8.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  In accordance with FASB Staff Position 157-2 (FSP 157-2), the Company adopted SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis effective January 1, 2009. At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows.  SFAS 159 permits the Company to irrevocably choose to measure certain financial instruments and other items at fair value. Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

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

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet March 31, 2009	Fair Value March 31, 2009	Level 1	Level 2	Level 3
Assets:
Restricted short term investment Certificates of Deposit	$1,145,000	$1,145,000	$1,145,000	-	-
Restricted Cash - TIF Money Market Funds	$656,000	$656,000	$656,000	-	-

The fair value of the money market funds and certificates of deposit are based on quoted market prices in an active market. The Company classifies these as Level 1.

9.  COMMITMENTS AND CONTINGENCIES

Construction contract

In August 2006, the Company signed an Engineering, Procurement and Construction Services Fixed Price Contract (“Construction Contract”) of approximately $82,600,000 including change orders, with an unrelated party, Delta-T Corporation (“Delta”) for the construction of the ethanol plant. As of March 31, 2009, the Company has incurred approximately $79,100,000 under the Construction Contract, including approximately $1,700,000 of retainage.

In January 2008, the Company was informed by Delta that it had incurred substantial losses on the project and in order to complete the project in a definitive time frame, the Company would need to absorb $5,000,000 of the cost overruns.  In April 2008, the Company executed an amendment to the Construction Contract (the “April Amendment”) agreeing to pay Delta an incentive fee of $5,000,000. In addition, Delta agreed to pay liquidated damages for each full week after July 15, 2008 that the project is not mechanically complete, and to pay liquidated damages if the performance testing and name plate production was not attained within 60 days after mechanical completion.

On August 4, 2008, the Company and Delta further amended the Construction Contract and the April Amendment and agreed to a mechanical completion date of July 28, 2008, and that performance testing and name plate production would be completed within 60 days of that date. The parties agreed that Delta would incur liquidated damages in the amount of $.30 a gallon for each gallon of name plate production not obtained within 60 days of mechanical completion, which would be used to reduce the Company’s liability to Delta (50% of the damages

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009 applied to reduce the retainage amount owed to Delta and 50% applied to reduce the incentive fee note payable to Delta).  The parties further agreed that the remaining retainage of $1,700,000 would be payable upon final completion of specified components of the plant, and that the entire incentive fee is not due until two years from performance test acceptance of the plant by the Company, with the principle balance to be reduced by a portion of the liquidated damages earned as discussed above. As of March 31, 2009, $1,700,000 has been offset against the total retainage amount and $2,761,638 against the incentive fee note payable. These liquidated damages will also reduce the total cost of the Construction Contract currently capitalized within property and equipment.

As of March 31, 2009, Delta has incurred approximately $4,461,638 in liquidated damages which reduced the Company’s retainage payable to $0 and has reduced the Company’s incentive fee promissory note to $2,238,362. The Company is currently negotiating the liquidated damages incurred by Delta subsequent to February 7, 2009.

Plant management agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company paid costs plus fees to recruit, hire, train, and employ all site personnel, until test phase when the fee changed to a daily fixed fee.  After commencement of operations of the plant, the fee became a fixed monthly payment of approximately $114,000, which will be adjusted annually on the anniversary of commencement.  The Company is currently paying for process chemicals at a fixed rate per gallon of denatured ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation.  The agreement ends 60 months after commencement of operations unless terminated by either party giving 180 days prior written notice.  As of March 31, 2009, the Company has incurred approximately $954,800 for these services.

Utility contracts

In March 2006, the Company entered into an agreement with a natural gas provider for the procurement, purchase and management of natural gas transportation and supply.  The Company will pay for the natural gas based on actual consumption along with a monthly management fee of $0.07 per MMBtu delivered.  The agreement was initially for a two year period beginning February 2006 and automatically renewed for an additional two-year term in February 2008. As of March 31, 2009, the Company has paid a deposit of approximately $468,000.

In May 2006, the Company entered into an agreement, secured by the Company’s line of credit as discussed in Note 5, with a natural gas transporter for the transportation of natural gas.  The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 2450 Dth per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

In September 2007, the Company entered into an agreement, secured by the Company’s line of credit as discussed in Note 5, with a natural gas transporter to expand the pipeline capacity.  The Company will pay the maximum transportation rate unless otherwise agreed to in writing for the maximum daily transportation quantity of 1,000 Dth per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

NEDAK ETHANOL, LLC
Condensed Notes to Financial Statements (unaudited) March 31, 2009

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

Marketing agreement

In November 2006, the Company entered into a marketing agreement with an unrelated party for the sale of its ethanol.  The Company agreed to pay the buyer a fixed fee of $0.01 per net gallon of denatured ethanol for the services provided.  In addition, the Company agreed to pay the buyer lease fees on 125 rail cars for $675 per car per month.  The agreement commenced on the first day of ethanol production and will continue for two years.  The agreement will automatically renew for an additional one year unless the Company gives four months written notice.

In January 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of its modified wet distiller’s grains (“MWDG”).  The buyer agreed to pay the Company a percentage of the selling price, subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of MWDG sold over $50 a ton.  The agreement commences three moths after start up operations of the plant and continues for two years.  The agreement will renew for an additional two years thereafter unless either party has given four months written notice.

Grain Procurement

In December 2006, the Company entered into an agreement with an unrelated party to provide corn required for its production of ethanol.  The Company will pay a base price per bushel subject to discounts, based on the posted cash price from the Chicago Board of Trade, less the provider’s posted basis.  The Company will pay a service fee of $0.04 per bushel of grain delivered. The initial term of the agreement continues until the end of the third year following the first delivery of grain to the plant.  The agreement will automatically renew for an additional two year period thereafter unless terminated by either party with a six months written notice.  In the ordinary course of business, the Company will enter into forward purchase contracts for its commodity purchases.  In accordance with the SFAS 133, management considers these forward contracts to be normal purchases since the commodity will be delivered in quantities expected to be used by the Company over a reasonable period in the normal course of business.

As of March 31, 2009, the Company has commitments on forward purchase contracts to purchase 546,000 bushels of corn at an average price of $4.11 per bushel totaling approximately $2,250,000 for delivery between April 2009 and December 2010.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Our ability to obtain the debt and equity financing necessary to operate our plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Construction delays and technical difficulties in completion of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•
Our ability to renegotiate the terms of our master credit facility and/or obtain waivers from our lender to avoid their ability to exercise their default remedies on agreements of which we are currently in default.

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

Overview, Status and Recent Developments

NEDAK Ethanol, LLC, a Nebraska limited liability company formed in 2003 (the “Company,” “we” or “us”) to construct and operate an ethanol plant near Atkinson, Nebraska.  We began producing ethanol and distillers grains at the plant in December 2008.  We expect that our ethanol plant will consume approximately 16 to 18 million bushels of locally grown corn annually, and produce approximately 44 million gallons of denatured fuel-grade ethanol and approximately 290,000 tons of modified wet distillers grains for feed cattle annually.

Over the past several months, we have focused primarily on construction completion and plant start-up.  With construction complete, we intend to focus on maintaining and exceeding 100% name plate production of our plant and raising additional capital through a private offering of preferred equity discussed below.  As of March 31, 2009, we have transitioned from the development phase to being operational.  The plant was completed and commenced testing during the fourth quarter of 2008 and we began selling ethanol and distillers grains during the first quarter of 2009.  As of March 2009, we are operating at approximately 80% name plate capacity.  As such, we have begun to generate revenues from the sale of ethanol and distillers grains.  We anticipate that accumulated losses will continue until the ethanol plant is fully operational.

We utilize the services of an agent in procuring corn for our plant.  We also procure corn directly from farmers.  Recently, many farmers have begun field work and are not able to deliver corn directly and the local elevators demand that we pay for all corn up front and have refused to provide us the payment terms the farmers have provided us.  The result of this development is that we will need additional working capital to resolve the issue of payment terms and ability to forward contract for corn through future circumstances of this sort.  In addition to discussions with our lender, we are seeking to raise such working capital through the private offering discussed below.

We are anticipating that the plant will be required to shut down for a period of up to 17 days in order for Delta-T Corporation (“Delta”), our primary construction contractor, to complete repairs on two fermenters and the beer-well.  We anticipate that there will be no net impact on our production abilities from these issues beyond the immediate lost production from this shut down.

Results of Operation

During our fiscal quarter ended March 31, 2009, we transitioned from a development stage company to an operational company.  The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2009.  Because we did not begin operations of our plant until late December 2008, we do not have comparable data for the three months ended March 31, 2008.  The information below has not been audited.

	Quarter Ended March 31, 2009 (Unaudited)

Income Statement Data	Amount	Percent
Revenues	$11,749,685	100.00%

Cost of Goods Sold	$14,093,307	119.95%

Gross Loss	$(2,343,622)	(19.95%)

Operating Expenses	$742,858	6.32%

Operating Loss	$(3,086,480)	(26.27%)

Other Expense	$757,292	6.45%

Net Loss	$(3,843,772)	(32.81%)

Revenues

Our revenues from operations come from two primary sources: sales of ethanol and distillers grains.  For the three months ended March 31, 2009, we received approximately 83% of our revenue from the sale of ethanol and approximately 17% of our revenue from the sale of distillers grains.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 119.95% for the three months ended March 31, 2009.  Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.  Currently, we have forward corn purchase contracts for delivery through December 2010 for a total commitment of approximately

$2,250,000.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

Operating Expenses

Our operating expenses as a percentage of revenues was 6.32% for the three months ended March 31, 2009.  We expect our operating expenses to remain steady throughout the remainder of the 2009 fiscal year.  Operating expenses include salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs.  The increase in these expenses for the quarter ended March 31, 2009 compared to the same period for March 31, 2008 was primarily due to increased employee-related, insurance and other general administrative costs due to the plant being under full-time production.  These increases were offset by a decrease in professional fees for the quarter ended March 31, 2009 compared to the same period ended March 31, 2008.  This decrease was primarily due to the change in the manner in which our plant management expenses were treated—from professional fees during our pre-operational phase, to cost of goods sold and general and administrative expenses as we entered the operational phase.  These expenses generally do not vary with the level of production at the plant.

Construction Contract

We entered into the Engineering, Procurement and Construction Services Fixed Price Contract (“Construction Contract”) with Delta under which Delta is performing various services and providing certain equipment necessary for the construction and operation of our ethanol plant.  Through March 31, 2009, we have incurred costs of approximately $79,100,000 under the Construction Contract.

As previously reported, Delta had informed us that it had incurred substantial losses on our project, and, notwithstanding the terms of the Construction Contract, in order for Delta to assure us that they would finish the project within a definitive time period, we would need to absorb some of the cost overruns incurred by Delta in its performance under the Construction Contract.  To effect this agreement, on April 11, 2008, we executed amendment number 3 to the Construction Contract (“Amendment”) which provided that, among other things (i) we would execute a promissory note in the amount of $5,000,000 in favor of Delta to memorialize our obligation to pay Delta an incentive fee of $5,000,000 (the “Delta Note”), (ii) the Mechanical Completion date and the Performance Testing and Name Plate Production milestones under the Construction Contract were modified, and (iii) Delta would pay us certain liquidated damages for construction delays.  Subsequently, we and Delta executed a Second Letter of Commitment and Intent dated August 4, 2008 (the “Second Amendment”), in which we agreed to change some of the terms of the Construction Contract as well as the Amendment.  Among other changes, the Mechanical Completion date was agreed to be July 28, 2008, retained monies of $1,700,000 were held against final completion of several issues, and the due date of the $5,000,000 incentive fee payment was modified.

The parties continue to work on implementing the changes to the Construction Contract contemplated in the Second Amendment, and the status of the matters contemplated by the Second Amendment are as follows:

●
Material deficiencies were discovered in the plant’s tanks.  Upon the recommendation of an engineering firm, all carbon steel tanks for ethanol storage have been repaired and accepted by us.  All remaining tanks, with the exception of one fermenter, have been in production since December 27, 2008.  The third fermenter has been demolished and reconstructed in compliance with API 650 standards, and is in production providing ethanol at or above name-plate capacity.

●	We are discussing an alternative to the tank warranty and guarantee proposed in the Second Amendment.

●
A letter of credit issued by Bank of Virginia in favor of Lender has been reduced to a $4,000,000 amount with an extended expiration date of June 30, 2009, and a letter of credit issued by JPMorganChase in the amount of $5,500,000 in favor of us and assigned to Lender has been extended to June 30, 2009.

●
We agreed that the liquidated damages incurred by Delta will be applied to retained monies from the original contractual cost of the plant and the Delta Note.  Through April 30, 2009, total liquidated damages have accumulated to an estimated total of $4,800,000.

●
We executed an amendment to the Delta Note to memorialize the deferment of the payment of the $5,000,000 incentive payment to Delta to two years from performance test acceptance of the plant, if any remains after all liquidated damages have been applied.  As of March 31, 2009, the application of liquidated damages has reduced this payable to $2,238,362.

Through March 31, 2009, we have incurred approximately $4,141,000 in costs to construct our transload facility near O’Neil, Nebraska, which expenses are outside the scope of the Construction Contract.

Liquidity and Capital Resources

We expect that our prior equity offerings and debt financing will be sufficient to cover all costs associated with the initial stage of production.  However, as of March 31, 2009, we had a negative working capital deficit of $5,700,000, and we may be operating at negative margins in the near future, depending on commodity prices.  If we are unable to generate sufficient cash flows from operations or obtain additional debt or equity as discussed below, our ability to continue operations may be materially hindered.  To the extent we do not raise the entire amount sought under the private offering, we will be less able to utilize hedging of commodity prices, and we may be forced to purchase our corn and market our ethanol at spot prices, which would further expose us to market volatility and associated risks.

Unit Offerings

We were initially capitalized by our founding Members through seed round equity offerings. Through a public offering which closed in 2006, we issued 4,794 Membership Units for gross proceeds $47,940,000, resulting in net proceeds of $47,536,000. In 2008, we conducted a limited private offering of Membership Units under which we sold four Units for an aggregate of $40,000.  In March, 2009, in an effort to raise additional working capital to be used primarily to engage in hedging activities, we commenced a private offering of up to 1,200 preferred membership units (“Preferred Units”) to be sold at a price of $10,000 per Preferred Unit (the “Private Offering”).  Through April 30, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering in connection with the Directors’ agreement to fund the Equity Amount discussed below; and we have issued five Preferred Units to other investors.  The Preferred Units entitle the holders to: (i) subject to ((A) any existing debt-related restrictions we may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), receive a preferred cumulative distributions of 10% (“Preferred Return”) before holders of common Membership Units receive distributions, (ii) then share in their proportionate share of any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any unpaid Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, we have the ability to redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.

Facility

We have entered into the following agreements with AgCountry Farm Credit Services, FLCA (“Lender”) regarding our senior secured credit facility (“Facility”) for the provision of construction and permanent debt financing for our ethanol plant: a Master Credit Agreement dated February 14, 2007 (the “Master Agreement”), a First Supplement to Master Credit Agreement dated February 14, 2007 (the “First Supplement”), a Second Supplement to Master Credit Agreement dated February 14, 2007 (the “Second Supplement”), a Third Supplement and Forbearance Agreement to Master Credit Agreement dated April 11, 2008 (the “Third Supplement”), and a Fourth Supplement and Forbearance Agreement to Master Credit Agreement dated March 27, 2009 (the “Fourth Supplement,” together with the Third Supplement, Second Supplement, First Supplement and the Master Agreement, the “Loan Agreements”).  Because of the expected construction costs, we anticipate borrowing the full $42,500,000 available under the Facility. The Facility consists of a multiple advance construction loan during the construction period; and at construction completion, conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan, subject to certain conditions.  As of March 31, 2009, we have drawn approximately $41,414,000 on the Facility.

Under the Loan Agreements, we made certain customary representations and are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, pay distributions and to make capital expenditures, and customary events of default (including payment defaults, covenant  defaults, cross defaults, construction-related defaults and bankruptcy defaults).  We have also agreed to the following with the Lender under the Loan Documents:

●
We would achieve 100% of our name plate production capacity by May 1, 2009.  The Lender has acknowledged our certification to it that this requirement has been satisfied, and that our performance testing plan will meet the Loan Documents’ performance testing requirements.

●
We would provide Lender with a business plan (“Plan”) demonstrating our ability to comply with the financial covenants under the Loan Agreements by May 1, 2009.  The Lender has acknowledged our delivery of the Plan to it.

●	Beginning September 30, 2009, we must obtain Lender’s consent to make any capital expenditures in excess of $500,000.

●	Beginning December 31, 2009, we must make annual payments to Lender of 40% of our Net Available Cash (as defined in the Loan Documents).

●
We were required to raise an additional $1 million of equity or debt capital by April 30, 2009.  While we were unable to raise this amount by the required date, Lender has agreed to allow us until May 25, 2009 to raise an additional $650,000 and until June 30, 2009 to raise the remaining $350,000.  We believe we will be able to comply with this requirement.

The following table shows the chief financial covenants we must comply with under the Loan Agreements, when we must comply with them, and our status under them at March 31, 2009. Capitalized terms not defined in the table have the meanings provided under the Loan Agreements.

Covenant Type	Description of Covenant	When Covenant Applies	Status as of March 31, 2009

Fixed Charge Ratio	Before we pay any distributions (which require Lender’s prior approval under Section 4.16 of the Third Supplement), we must maintain a 1.25:1.00 Fixed Charge Ratio, which is the ratio (i) our earnings before interest, taxes, depreciation and amortization bears to (ii) our Fixed Charges (our interest expense, plus principal payments, any tax distributions, Restricted Payments, and the lesser of $500,000 of maintenance Capital Expenditures or actual maintenance Capital Expenditures). Additionally, we must maintain a 1.00:1.00 Fixed Charge Ratio after paying any such distributions.	September 30, 2009	(1.30)

Working Capital	We must maintain at least $5,000,000 in working capital.	September 30, 2009	($4,443,986)

Working Capital	We must maintain at least $6,000,000 in working capital.	December 31, 2009	($4,443,986)

Net Worth	We must maintain a “Tangible Net Worth” of $41 million. Tangible Net Worth is our total assets less the sum of (i) our debt, (ii) the amount of appraisal surplus or any write-up in the book value of any assets resulting from a revaluation or any write-up in excess of the cost of such assets acquired reflected on our consolidated balance sheet, and (iii) the net book amount of all of our assets.	September 30, 2009	$38,891,888

Assets to Liabilities	We must maintain a ratio of assets to liabilities of 1.20:1.00.	September 30, 2009	0.61

The Fourth Supplement extended the dates by which we much comply with the fixed charge ratio, the working capital, the net worth, the restriction on capital expenditures, the equity ratio and the asset ratio covenants until September 30, 2009, and the requirement to pay Lender 40% of our Net Available Cash until December 31, 2009.  These waivers were conditioned upon our meeting certain conditions in the Forth Supplement, such as extending the letters of credit discussed above under “Construction Contract,” which we have done.

We plan to enhance our compliance with the above financial covenants through the following: (i) we anticipate we will raise at least $2 million in additional equity by June 30, 2009, (ii) we are requesting that Lender release the remainder of the construction loan (approximately $800,000) in May 2009, (iii) we will seek a Business and Industries Guaranteed loan of between $3,000,000 and $5,000,000 by September 30, 2009, and (iv) we anticipate the receipt of a USDA working capital grant of $300,000 by October 1, 2009.  If we are unable to obtain these additional funds, we cannot be certain of our ability to continue as a going concern.

We also anticipate further discussions with Lender to modify the net worth, equity ratio and assets to liabilities ratio requirements discussed above.  We cannot predict whether the Lender will agree to modify any of those covenants.  To the extent we are unable to modify those covenants, we may have a difficult time meeting them unless the commodities markets we operate in move in favorable directions.  If we are unable to comply with any of the covenants under the Loan Documents, the Lender may take a variety of actions.  Depending on the nature of the default under the Loan Documents, the Lender may immediately accelerate the repayment requirement of all outstanding debt under the Loan Documents.  Such acceleration could entitled to the Lender to liquidate all of our assets, and could also lead to our bankruptcy, reorganization or winding up of our affairs.

TIF Note

In June 2007, the City of Atkinson, Nebraska (“City”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to us to reimburse us for certain infrastructure improvements relating to our plant.  The TIF Note is an obligation of the City, not of us, and is expected to be retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings.  The TIF Note serves as collateral for a loan in the amount of $6,864,000 (the “Loan”).  We received the net proceeds of the Loan in the amount of $4,939,925 pursuant to a Loan Agreement we entered into with the lead lending agent, Arbor Bank (“TIF Lender”), under which we have loaned such proceeds to the City in exchange for the TIF Note.  The Loan has a term of approximately 14 years, with principal payments due semi-annually, and interest accrues at a rate of 9.5%, which rate includes a 0.25% servicing fee payable to the TIF Lender.  The interest rate on the Loan will reset in June of 2012 and 2017 according to certain U.S. Treasury indexes.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on plant operations, including three primary functions:  (i) management of cost effective purchasing of inputs for our production process, (ii) optimizing the production process in such a way as to minimize manufacturing costs, and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains.  In addition, we plan on focusing on the Private Offering and raising additional equity.

Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We anticipate the use of derivative financial instruments as part of an overall strategy to manage market risk, assuming we have sufficient working capital and liquidity to manage such a strategy.  We intend to use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline.  We will not enter into these derivative financial instruments for trading or speculative purposes, nor will we designate these contracts as hedges for accounting purposes pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

Generally speaking, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  We are generally not able to pass along increased corn costs to our ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  On April 30, 2008, the CBOT price per bushel of May 2009 corn was $6.07, and on April 30, 2009, the CBOT price per bushel of May 2009 corn was $3.96.  We estimate that corn costs will represent approximately 70% of our total annual cost of goods.  In addition to the cost of corn, our costs for denaturant and natural gas are also subject to market changes.

We expect the annual impact on our results of operations due to a $0.30 per bushel fluctuation in market prices for corn to be approximately $4,890,000, or $0.11 per gallon, assuming our plant continues to operate at 100% name plate capacity (production of 44,000,000 gallons of ethanol annually).  We also expect a $0.20 per gallon fluctuation in ethanol market prices to impact annual net income by approximately $8,800,000, a $0.20 per gallon fluctuation in denaturant market prices to impact annual net income by approximately $180,000, and a $0.50 per btu fluctuation in natural gas market prices to impact annual net income by approximately $630,000.

We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, provided we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  We have recorded losses on derivative instruments of approximately $4,000 and $0 for the periods ended March 31, 2009 and 2008, respectively.  We do not have any open positions as of March 31, 2009.

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

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Exchange Act of 1934), as of March 31, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC.

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

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2009, we commenced the Private Offering for the issuance of up to 1,200 Preferred Units at $10,000 per Preferred Unit, for a maximum of $12 million.  Through March 31, 2009, we have issued 100.5 Preferred Units to a group of our Directors under the Private Offering for a total of $1,005,000.  The Preferred Units sold in the Private Offering were made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted under the Securities Act.  With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the Preferred Units by means of any form of general solicitation or advertising.  Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.  Each purchaser represented in writing that the Preferred Units were being acquired for investment for such purchaser’s own account, and agreed that the Preferred Units would not be sold, without registration under the Securities Act of 1933 or exemption from the same.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1	Form of Amended Promissory Note made by NEDAK Ethanol, LLC in favor of certain Directors.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1.	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEDAK ETHANOL, LLC

Date: May 15, 2009	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: May 15, 2009	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary