Form 10-Q
period 2009-06-30
NEDAK ETHANOL, LLC
filed 2009-09-24
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
As of September 1, 2009, the issuer had 5,233 Common and 184.4 Class A Preferred Membership Units issued and outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item Number	Item Matter	Page Number

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

PART I—FINANCIAL INFORMATION

Item 1.                                Financial Statements.

NEDAK ETHANOL, LLC
Condensed Balance Sheets
ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash and equivalents	$497,296	$94,691
Restricted short term investment	1,135,040	1,128,070
Restricted cash	4,048,369	52,866
Accounts Receivable	2,285,835	182,152
Inventory	2,377,610	1,344,018
Inventory—corn contracts	-	300,260
Prepaid expenses and other	378,357	300,552
Total current assets	10,722,507	3,402,609
Property and Equipment
Land and improvements	4,419,873	4,427,265
Buildings	9,255,078	9,473,978
Plant equipment	74,481,007	76,274,960
Office equipment	200,576	177,894
Vehicles	468,617	468,617
	88,825,151	90,822,714
Less accumulated depreciation	(3,210,878)	(133,932)
Net property and equipment	85,614,273	90,688,782
Other Assets
Deposits	300,000	-
Deferred offering costs	-	33,033
Restricted cash - TIF	134,214	599,042
Debt issuance costs, net of amortization	1,224,371	1,234,514
Total other assets	1,658,585	1,866,589
Total Assets	$97,995,365	$95,957,980
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	June 30, 2009	December 31, 2008
	(Unaudited)
Current Liabilities
Accounts payable
Trade	$2,063,882	$800,924
Corn	3,699,516	-
Construction payable	29,485	145,586
Accrued interest and other	2,106,682	1,033,606
Due to Delta-T Corporation	3,995,000	-
Notes payable – members	-	15,000
Current maturities of long-term debt	48,304,374	2,410,002
Total current liabilities	60,198,939	4,405,118
Long-term debt, net of current maturities	1,218,750	48,500,783
Commitments and Contingencies
Members’ Equity
Preferred Units, 184.4 units issued and outstanding	1,844,428	-
Common Units, net of offering costs, 5,233 units issued and outstanding as of June 30, 2009 and December 31, 2008	49,839,282	49,891,449
Accumulated deficit	(15,106,034)	(6,839,370)
Total members’ equity	36,577,676	43,052,079
Total Liabilities and Members’ Equity	$97,995,365	$95,957,980
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Operations (Unaudited)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenues	$25,285,079	$-

Cost of Goods Sold	30,709,680	-

Gross Loss	(5,424,601)	-

General and Administrative Expenses	1,242,819	1,473,089

Operating Loss	(6,667,420)	(1,473,089)

Other Income (Expense)
Interest and other income	28,404	46,722
Interest expense	(1,627,648)	-
Other expenses	-	(62,568)
Total other expense, net	(1,599,244)	(15,846)

Net Loss	$(8,266,664)	$(1,488,935)

Weighted Average Common Units
Outstanding—Basic & Diluted	5,233	5,229

Net Loss Per Common Unit—Basic & Diluted	$(1,579.72)	$(284.75)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Operations (Unaudited)
	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008

Revenues	$11,978,882	$-

Cost of Goods Sold	14,827,531	-

Gross Loss	(2,848,649)	-

General and Administrative Expenses	732,291	848,052

Operating Loss	(3,580,940)	(848,052)

Other Income (Expense)
Interest and other income	12,109	281,768
Interest expense	(854,061)	-
Total other expense, net	(841,952)	281,768

Net Loss	$(4,422,892)	$(566,284)

Weighted Average Common Units
Outstanding—Basic & Diluted	5,233	5,229

Net Loss Per Common Unit—Basic & Diluted	$(845.19)	$(108.30)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash Flows from Operating Activities
Net loss	$(8,266,664)	$(1,488,935)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,187,089	13,785
Change in operating assets and liabilities
Accounts receivable	(2,103,683)	(25,849)
Inventory	(1,033,592)	(1,209,591)
Inventory – corn contracts	300,260	677,772
Prepaid expenses and other	(77,805)	(113,839)
Deposits	(300,000)	-
Accounts payable	4,853,908	596,040
Accrued interest and other	1,076,826	240,842
Net cash used in operating activities	(2,363,661)	(1,309,775)
Cash Flows from Investing Activities
Payments for construction in process	-	(20,037,701)
Capital expenditures	(165,325)	(417,622)
Net change in restricted cash and investments	(3,537,645)	(17,845)
Refund of investments	-	1,000
Net cash used in investing activities	(3,702,970)	(20,472,168)
Cash Flows from Financing Activities
Proceeds from construction loan	779,376	22,959,090
Sale of Preferred Units	1,844,428	-
Proceeds from Delta-T letter of credit	3,995,000	-
Payment on tax increment financing	(139,000)	-
Payments for deferred offering costs	(10,568)	(31,390)
Debt issuance costs	-	(111,658)
Net cash provided by financing activities	6,469,236	22,816,042
Net Increase in Cash and Equivalents	402,605	1,034,099
Cash and Equivalents—Beginning of Period	94,691	604,193
Cash and Equivalents—End of Period	$497,296	$1,638,292
Supplemental Disclosures of Cash Flows Information and Noncash Investing and Financing Activities
Cash payments for interest	$1,066,982	$-
Deferred offering costs in accounts payable	$8,566	$1,387
Debt issuance costs in accounts payable	$100,000	$-
Restricted cash used for interest - capitalized	$-	$335,097
Construction loan proceeds used for interest	$-	$714,693
Liquidated damages used to reduce property and equipment and note payable construction loan	$2,046,787	$-
Deferred offering costs offset against equity	$52,167	$-
Construction costs included in accounts payable	$29,485	$5,911,166
Amortization of financing costs capitalized as construction in process	$-	$62,922
Capitalization of accrued interest on members notes	$3,750	$-
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of Nedak Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position, results of operations and cash flows. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying balance sheet as of December 31, 2008 is derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the annual report for the year December 31, 2008, filed on Form 10-K with the SEC.

Nature of Business

The Company, a Nebraska limited liability company, was formed on December 15, 2003 to have a perpetual life.  The construction of the Company’s ethanol plant was completed and commenced testing during the fourth quarter of 2008 and the Company began selling ethanol and distiller’s grains in the first quarter of 2009. During April 2009, the Company was required to shut down the plant to allow for certain repairs to ensure performance acceptance with the contractor.  Grinding of corn resumed on May 31, 2009 and ethanol production restarted on June 3, 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of inventory and inventory purchase commitments, long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the fourth supplement of the Company’s credit agreement.   Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2009, the Company was of the belief that an allowance was not considered necessary. It is possible this estimate could change in the future.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

Inventory

Inventory is stated at the lower of cost or market on a weighted average cost basis. Market is based on current replacement values not to exceed net realizable values and it is not less than net realizable values reduced by allowances for normal profit margin. Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material.  Finished goods consist of ethanol and distiller’s grains produced.

Derivative Instruments

The Company is exposed to the impact of market fluctuations associated with commodity prices.  It anticipates the use of derivative financial instruments as part of an overall strategy to manage market risk, assuming it has sufficient working capital and liquidity to manage such a strategy.  The Company intends, when able, to use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline.  The Company will not enter into these derivative financial instruments for trading or speculative purposes, nor will it designate these contracts as cash flow or fair value hedges for accounting.

Derivatives are recognized in the balance sheet and the measurement of these instruments is fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in cost of goods sold.

Contracts are evaluated to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting as derivatives and, therefore, are not marked to market in the Company’s financial statements.

During the first quarter of 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (“SFAS 161”). This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this statement as of January 1, 2009.

Cash flows associated with the derivative instruments are presented in the same category on the statement of cash flows as the item being hedged.  The following amounts have been included in cost of goods sold for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Realized gain	$5,000	$-	$1,000	$-

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

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

In 2008, the Company completed construction of its ethanol production facilities with installed capacity of 44 million gallons per year and a remote rail load-out facility. The carrying value of these facilities at June 30, 2009 was approximately $89 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at June 30, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

Revenue Recognition

The Company generally sells ethanol and distiller’s grains pursuant to marketing agreements. Revenues from these products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Title is generally assumed by the buyer at the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and distiller’s grains, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. Marketing fees and commissions were approximately $124,000 and $270,000 for the three and six month periods ended June 30, 2009, respectively. Revenue is recorded net of these fees and commissions as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and distiller’s grains. Revenue is recorded on sales of distiller’s grains at the time that they are shipped from the plant.  Shipping costs incurred in the sale of ethanol are included in Costs of Goods Sold in the Statement of Operations.

Revenue and Costs of Goods Sold have been increased by $1,556,512 for the quarter ended March 31, 2009, from what was previously reported, to present shipping costs consistent with the current presentation.  This had no impact on gross profit or net income.  In addition, railcar lease expense and property taxes totaling $232,330 for the quarter ended March 31, 2009 have been reclassified from general and administrative expenses to cost of goods sold, to be consistent with the current presentation.

Subsequent Events

For purposes of these financial statements and all disclosures, subsequent events were evaluated as of September 22, 2009, which is the date that the financial statements were issued.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

2. LIQUIDITY AND MARKET UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the ethanol industry experienced during fiscal 2008 and which continued into 2009. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the Company’s plant primarily from local producers. Ethanol sales average 85% of total revenues and corn costs average 69% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The Company’s cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and risk management techniques used to protect against the price volatility. The Company is subject to significant risk that its forecasted operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.

The unaudited interim condensed financial statements have been prepared assuming the Company will continue as a going concern.  However, as of June 30, 2009, the Company was in default of its Credit Agreement, as further discussed below and in Note 6, and subsequent to June 30, 2009, the TIF Loan was declared in default, as further discussed below and in Note 7.  For these reasons the Company has reclassified amounts owing under these loans as current maturities of long term debt.  Such treatment of the Company’s long term debt will continue, as required by GAAP, until such defaults are cured.  However, no assurance can be provided that such loan agreements will be successfully renegotiated.

Exclusive of the reclassification of the Company’s long term debt, the Company had a working capital deficit of approximately $5,869,000, which includes the Current Maturities of Long Term Debt that represents normal amortization of principal, as of June 30, 2009. Due to the current commodity markets, the Company may continue to produce negative margins. As further discussed in Note 6, the Company has an agreement for a senior secured credit facility (“Credit Agreement”) with AgCountry Farm Credit Services, FLCA (“Lender”). The Company executed a Fourth Supplement and Forbearance Agreement to the Credit Agreement on March 27, 2009 (“Fourth Supplement”) in order to rectify certain covenant violations at December 31, 2008 and to revise the dates at which certain Credit Agreement covenants would commence.

Subsequent to June 30, 2009, the Company received notification from (i) Lender of a number of defaults under the Credit Agreement, and (ii) the TIF Lender (discussed in Note 7) of a default under the TIF Loan.  Because of such defaults, Lender may, among other things, declare the entire amount borrowed under the Credit Agreement immediately payable.  While the Company has initiated discussions with Lender to modify the Credit Agreement covenants to waive such defaults and permit the Company to continue operating in a manner consistent with the current economic environment, such defaults have not yet been cured and the Company plans to commence similar discussions with the TIF Lender.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

Because of these events and market conditions, there is an increased level of uncertainty with respect to the Company’s ability to obtain sufficient funds from cash flows from operations or debt or equity financing sufficient to cover the liquidity needed for ongoing operations. The Company’s efforts to secure working capital include:

•
Release by the Lender of the $3,995,000 cash on deposit at the Lender under a letter of credit issued by the Company’s primary contractor, Delta-T Corporation (“Delta-T”) pursuant to a settlement with Delta-T on September 1, 2009.

•	Recommencing the Company’s private offering of preferred units.
•	Lender has advanced the remaining construction financing for payment of interest while Delta-T settlements were pending.
•
The Company and Lender have received from the USDA approval of a pre-application for a Business and Industries Guaranteed Loan, and are in the process of preparing a full application for such loan in the amount of $25,000,000.  The proceeds would be used in two parts: refinancing $20,000,000 of the $42,500,000 construction loan and providing additional working capital of $5,000,000.  This would increase the Company’s senior debt to $47,500,000.  Provision for additional working capital of $10,000,000 would be made available to the Company as the payment of principal under the revised Credit Agreement reduces the debt.  As part of these arrangements, the remaining $22,500,000 construction loan under the Credit Agreement would be converted to long term debt.

•	The Company will apply for a USDA Working Capital Grant of $300,000 as soon as the USDA announces an open application date.
•	Renegotiate the TIF Loan to amend covenants to cure the default and reestablish the outstanding balance as long term debt.

Until the Company is able to obtain additional working capital from the above options or from operations, in addition to modifying the Credit Agreement covenants, there is substantial doubt as to whether the Company can continue to operate as a going concern.

3. INVENTORY

Inventory consists of the following as of:

	June 30, 2009	December 31, 2008
Raw Materials	$342,662	$994,283
Work in Process	469,293	309,238
Finished goods	1,565,655	40,497
Total	$2,377,610	$1,344,018

The Company performed a lower of cost or market analysis on inventory and determined that no write downs were required to adjust inventory values to market value.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

4.  MEMBERS’ EQUITY

From May 2008 to March 2009, the Company conducted a private offering in which it issued four membership units totaling $40,000 in 2008.  The proceeds were offset with offering costs of approximately $33,000 in 2009.

In March 2009, the Company commenced a private offering for the issuance of up to 1,200 preferred membership units (“Preferred Units”) at $10,000 per Preferred Unit, for a maximum of $12 million. The Preferred Units entitle the holders thereof to: (i) receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions subject to: (A) any existing debt-related restrictions the Company may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors, (ii) then share in their proportionate share any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred. Following the third anniversary of the issuance of the Preferred Units, the Company may redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions. As of June 30, 2009, the Company had issued 184.4 Preferred Units, for a total of $1,844,428, of which 101.4 units were issued to Directors of the Company.  The accumulated undeclared Preferred Return as of June 30, 2009 was $39,984, and the total liquidation preference of the Preferred Units as of June 30, 2009 was $1,884,412.  The Company intends to recommence the private offering of the Preferred Units.

Losses are generally allocated to all units based upon their respective percentage of units held, except that losses are not allocated to Preferred Units if the Preferred Return has not been achieved.  For purposes of computing the net loss per common unit, no losses were allocated to the Preferred Units since the Preferred Return has not been achieved.

5.  NOTES PAYABLE

Note Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000.  The unsecured loans bore interest at 5% per annum with principal and interest due on April 8, 2009.  On April 8, 2009, the notes were amended and restated to add accrued interest in the amount of $3,750 to the principal.  The unsecured loans continue to bear interest at 5% per annum with principal and interest due on April 8, 2012. If the Company fails to make any payment on the due date, such amount shall bear interest at the rate of 9% per annum until the date of repayment.

Line of Credit

In March 2006, the Company entered into a line of credit agreement, in favor of its natural gas transporter to reserve pipeline space.  The Company may draw up to $150,000 until maturity in May 2010.  Interest is payable upon the lender’s demand or in May 2010 at a rate of 5.1%.  The agreement was secured by restricted short term investments totaling $150,000 and $160,163 as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, there were no borrowings outstanding on the line of credit.

In August 2007, the Company entered into a line of credit agreement, in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828 until maturity in August 2010.  Interest is payable upon the lender’s demand at a rate of 6.79%.  The agreement was secured by restricted short term investments of $985,040 and $967,907 as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, there were no borrowings outstanding on the line of credit.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

6.  LONG-TERM DEBT

Long term debt consists of the following as of:

	June 30, 2009	December 31, 2008
Note payable - construction contract	$1,200,000	$3,246,800
Construction loan	41,579,374	40,799,985
Directors' notes payable	18,750	15,000
Tax Increment Financing	6,725,000	6,864,000
	49,523,124	50,925,785
	(48,304,374)	(2,425,002)
Less current maturities	$1,218,750	$48,500,783

If the Company is able to amend the Credit Agreement and resolve the default under the TIF Loan without acceleration of the loans, the original estimated maturities of the long term debt described in Note 6 and 7 at June 30, 2009, would be as follows:

2009	4,696,818
2010	5,735,180
2011	6,325,620
2012	5,157,620
2013	5,192,620
2014	5,229,620
After 2014	17,185,646
Total long-term debt	$49,523,124

Notes Payable Construction Contract

The Company had executed a promissory note with Delta-T as an incentive of $5,000,000 to continue construction of the plant past April 2008.  As of June 30, 2009, the Company has recognized liquidated damages on the construction contract which reduced the recorded balance of the promissory note and also reduced property and equipment by a similar amount.  The Company’s contract with Delta-T was amended, as discussed under Note 9, to extinguish this debt on September 1, 2009, though the remaining recorded balance of such debt constituted a long term debt as of June 30, 2009 in the amount of $1,200,000.

In February 2007, the Company entered into the Credit Agreement for a multiple advance construction loan totaling $42,500,000.  The Company is required to make interest payments during the construction phase at the thirty-day LIBOR plus 3.4%, but not less than 6.0%.  The interest rate was 6.0% at June 30, 2009.  The performance test of the plant was completed in June 2009, but three significant equipment deficiencies prevented final acceptance at that time.  The Credit Agreement provides that the construction loan is to be converted at final acceptance to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  As of June 30, 2009 and December 31, 2008, the Company had approximately $41,580,000 and $40,800,000 outstanding on the construction loan, respectively.  As of September 1, 2009, $42,500,000 has been drawn under the construction loan and the Company is in negotiations with Lender to convert the loan to long term financing as discussed above.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

The financial covenant conditions under the debt agreement as of June 30, 2009 are as follows:
Covenant Type	Description of Covenant	When Covenant Applies	Status as of June 30, 2009

Fixed Charge Ratio	Before the Company pays any distributions (which require Lender’s prior approval, the Company must maintain a 1.25:1.00 Fixed Charge Ratio, which is the ratio (i) the Company’s earnings before interest, taxes, depreciation and amortization bears to (ii) the Company’s Fixed Charges (the Company’s interest expense, plus principal payments, any tax distributions, Restricted Payments, and the lesser of $500,000 of maintenance Capital Expenditures or actual maintenance Capital Expenditures). Additionally, the Company must maintain a 1.00:1.00 Fixed Charge Ratio after paying any such distribution.	October 1, 2009	(1.39)

Working Capital	The Company must maintain at least $5,000,000 in working capital.	October 1, 2009	($5,869,000)

Working Capital	The Company must maintain at least $6,000,000 in working capital.	December 31, 2009	($5,869,000)

Net Worth	The Company must maintain a “Tangible Net Worth” of $41 million. Tangible Net Worth is the Company’s total assets less the sum of (i) the Company’s debt, (ii) the amount of appraisal surplus or any write-up in the book value of any assets resulting from a revaluation or any write-up in excess of the cost of such assets acquired reflected on the Company’s consolidated balance sheet, and (iii) the net book amount of all of the Company’s assets.	October 1, 2009	$33,143,497

Equity Ratio	The Company must maintain an owner’s equity ratio of 50%. The owner’s equity ratio is the percentage that the Company’s equity is of the Company’s outstanding debt.	October 1, 2009	37%

Current Ratio	The Company must maintain a ratio of current assets to current liabilities of 1.20:1.00.	October 1, 2009	0.67:1.00
As can be seen in the table, the Company’s status as of June 30, 2009 is significantly below the expected compliance targets of the majority of these covenants.

Term Note

Under the current terms of the Credit Agreement, the Company is required to make level monthly principal payments plus accrued interest beginning on the loan conversion date.  The Company may elect to fix the interest rate on the loan conversion date or any time thereafter for five years equal to the yield of the five year rate with the Federal Home Loan Bank of Des Moines, Iowa plus 3.4%.  The interest rate will then be subject to adjustment on the fifth anniversary of such election.  Once the Company has maintained an owners’ equity of 65%, the margin rate will be reduced by 0.25% per annum and an additional 0.25% when the Company has maintained an owners’ equity of 70%.  The Company is also required to make special principal payments of 40% of Net Available Cash each year unless they maintain an owners’ equity ratio of 50%. This loan is secured by substantially all of the Company’s assets.  The Company and Lender are discussing amendments to the terms of the Credit Agreement which may modify the foregoing provisions.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

Revolving Term Loan

Under the current terms of the Credit Agreement, the Company is required to pay interest on the principal advances monthly at the 30 day LIBOR plus 3.4%, which totaled 6.0% at June 30, 2009.  The Company must pay a commitment fee of 0.25% on the unused portion of the revolving promissory note upon conversion to the revolving term loan.  In addition, the Company was required to establish and fully fund a $2,400,000 Debt Service Reserve Account on or prior to the loan conversion date, no later than August 1, 2009.  At such time, the commitment amount would have been reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund would no longer be required to be funded.  This requirement was not met.  The Company and Lender are discussing amendments to the terms of the Credit Agreement which may modify the foregoing provisions.

The Credit Agreement requires the Company to maintain certain financial covenants, including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ratio, and a minimum fixed charge coverage ratio, and also includes restrictions on distributions and capital expenditures.  The Company has incurred approximately $1,149,700 in loan origination costs under the Credit Agreement.  The Credit Agreement contains certain prepayment fees in the first four years of the scheduled payments, and the loan is secured by substantially all the Company’s assets.

After Lender declared a default under the Credit Agreement; the Company executed the Fourth Supplement in March 2009.  In connection with the Fourth Supplement, the Lender required the Company to obtain $1,000,000 of equity or subordinate debt capital by April 30, 2009, which was guaranteed by the Company’s board of directors in addition to the Preferred Units purchased by the Directors discussed in Note 4. The Lender extended this April 30, 2009 date to June 30, 2009 by which time the Company only received $844,428.  The payment terms of the additional loan fee of $250,000 from the third amendment to the Credit Agreement were modified to provide that the fee will be paid in five $50,000 quarterly installments beginning on or before April 1, 2010.  In addition, the Company undertook to achieve and maintain indefinitely 100% name plate production on or before May 1, 2009.  As of May 1, the plant had been operated in excess of 100% name plate production.  However during the entire month of May the plant was shut down.  The Fourth Supplement also provides that the interest on the unpaid principal amount of the construction and term loans accrues on a variable interest rate equal to LIBOR plus 5.40%, but not less than 6.00%.  In addition to the Fourth Supplement, the Lender delayed compliance by the Company of certain financial covenants in the Credit Agreement until after September 30, 2009 as well as delayed the requirement to make excess cash flow payments until December 31, 2009.  On July 24, 2009, the Lender again declared the Loans in default, due to delinquent payment of fees and interest, deficiency in the raising of equity or subordinated debt, and failure to achieve nameplate production by May 1, 2009.

As noted above with the settlement of the separate dispute with Delta-T, the Company and the Lender are recommencing discussion to revise the Credit Agreement covenants and resolve all outstanding defaults under the Credit Agreement.  No assurance can be provided that such Credit Agreement defaults will be successfully resolved.

As discussed further below, on September 1, 2009, the Company reached a settlement with Delta-T which provided for cash payment from a Delta-T letter of credit of $3,995,000.  On September 18, the Company received agreement from the Lender and all loan participants that $2,000,000 will be released directly to our corn marketer to prepay for delivery of corn.  The first payment is expected to be made during the week of September 21.  The remaining $1,995,000 remains on deposit with the Company’s lender pending agreement on terms and conversion of the construction loan to operating debt.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

7.  TAX INCREMENT FINANCING

In June 2007, the City of Atkinson, Nebraska, (“Issuer”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to the Company through a loan (the “TIF Loan”) to reimburse the Company for certain infrastructure improvements relating to the plant.  Repayment of the Loan is secured by the Company’s pledge to the lender of the TIF Note (“TIF Lender”) and other obligations relating to the TIF Note.  The original amount of the TIF Note was $6,864,000 and bears interest of 9.5%.

In connection with the issuance of the Note, the Issuer and the Company entered into a Redevelopment Contract (“Contract”).  Under the Contract, the Note proceeds are to be used for Project costs, for the establishment of special funds held by the Note trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The Company may not convey, assign, or transfer the project prior to the expiration of a 15 year period without the prior written consent of the Issuer.

The Note matures in semi-annual increments commencing June 1, 2009.  The semi-annual increments commence at $139,000 and increase to $444,000, with a final maturity of December 2021.   Interest on the Note is payable semi-annually on June 1 and December 1, commencing on December 1, 2007.  The interest rate may reset on June 1, 2012 and June 1, 2017 to a rate equal to the 5-year U.S. Treasury Constant Maturity index plus 4.75% for the applicable five-year period and the remainder of the term of the TIF Loan, respectively.  The Company has the option to redeem or purchase the Note in whole or in part. As of June 30, 2009 and December 31, 2008, the Company had approximately $6,725,000 and $6,864,000 outstanding on TIF Loan, respectively.

Subsequent to June 30, 2009, TIF Lender notified the Company that the Debt Service Reserve Fund was deficient constituting a default under the TIF Loan.

8.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements for financial assets and liabilities (SFAS 157).  In accordance with FASB Staff Position 157-2 (FSP 157-2), the Company adopted SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis effective January 1, 2009. Presently, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.  Restricted short term investments and restricted cash include certificates of deposit and money market funds which are carried at cost.

The carrying value of cash and equivalents, restricted cash, restricted short-term investment, accounts receivable, restricted cash, TIF, accounts payable, and due to Delta-T approximates fair value.  It is not currently practicable to estimate the fair value of the notes payable and long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, and there was no readily determinable similar instrument on which to base an estimate of fair value

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

9.  COMMITMENTS AND CONTINGENCIES

Construction contract

The Company entered into an Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T, which has been amended with several supplements, amendments and change orders (collectively, the “Delta-T Contract”).  The Delta-T Contract provided, among other things: (i) guarantee of Delta-T’s performance by Delta-T’s parent, Bateman Litwin NV, (ii) the provision by Delta-T of letters of credit in the amounts of $4,000,000 and $5,500,000 for the benefit of Lender and the Company, respectively, and (iii) a promissory note in the amount of $5,000,000 made by the Company in favor of Delta-T.  Disputes between the parties respecting the letters of credit and other matters resulted in the filing by Delta-T of an action in the District Court of Douglas County, Nebraska, in which the court temporarily restrained the Company and Lender from making a draw on one of the letters of credit.  The dispute has since been settled and the parties amended the Delta-T Contract on September 1, 2009 (the “Amendment”).  The Amendment resolved asserted claims by both parties and provided the following, among other things: (i) Delta-T will repair certain plant emissions equipment, (ii) Delta-T will extend the $5,500,000 letter of credit to June 30, 2010 with conditions added to draw on such letter of credit, (iii) Delta-T is relieved of previously agreed upon punch list responsibility with certain exceptions, (iv) Delta-T relinquished all rights to the $3,995,000 of proceeds held by Lender from the June draw against the $4,000,000 letter of credit, (v) the $5,000,000 promissory note in Delta-T’s favor was extinguished, (vi) Delta-T agreed to dismiss its legal action and dissolve the temporary restraining order, and (vii) except as provided above, no further payments or transfer of funds shall be made to or from Delta-T and the Company.

Plant management agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company pays a fixed monthly payment of approximately $114,000 for such services, which will be adjusted annually.  The Company is currently paying for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation following the Delta-T settlement discussed above.  The agreement will terminate on December 31, 2014 unless terminated by either party giving 180 days prior written notice.  The Company incurred approximately $260,000 and $526,000 for these services for the three and six month periods ended June 30, 2009, respectively.

Utility contracts

In March 2006, the Company entered into an agreement with a natural gas provider for the procurement, purchase and management of natural gas transportation and supply.  The Company pays for the natural gas based on actual consumption along with a monthly management fee of $0.07 per MMBtu delivered.  The agreement was automatically renewed for an additional two-year term in February 2008.

In May 2006, the Company entered into an agreement, secured by the Company’s line of credit discussed in Note 5, with a natural gas transporter for the transportation of natural gas.  The Company pays the maximum transportation rate unless otherwise agreed for the maximum daily transportation quantity of 2450 MMBtu per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

In September 2007, the Company entered into an agreement, secured by the Company’s line of credit discussed in Note 5, with a natural gas transporter to expand the pipeline capacity.  The Company pays the maximum transportation rate unless otherwise agreed for the maximum daily transportation quantity of 1,000 MMBtu per day.  The agreement is for a ten year period beginning June 2007 and may be extended for another primary term if agreed to by both parties.

Transportation agreement

In July 2007, the Company entered into an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company pays a base fee per gallon unloaded plus a surcharge on a penny per gallon basis above the diesel fuel base.  The agreement has a three year term which commenced July 2007 and will automatically renew for additional one-year terms unless terminated by either party by written notice no less than 180 days prior to the ending date of the initial three-year term or of any renewal term.

Marketing agreements

Ethanol

In November 2006, the Company entered into a marketing agreement with an unrelated party for the sale of its ethanol. The Company pays the buyer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided.  The agreement will continue until December 2010.  The agreement will automatically renew for an additional one year unless the Company gives four months’ written notice.

The marketer leases rail cars to the Company with varying terms under this agreement, which leases may survive the actual marketing agreement by many years.  The Company has lease agreements for 142 rail cars under this agreement.  There are 46 cars under leases that expire before the end of 2011 and carry an average monthly rental cost of $355.  The remaining leases are for 96 cars and have expiration dates between March 31, 2017 and August 31, 2020, with average monthly rental cost of $707.

Revenues from this marketer were approximately $9,114,000 and 18,737,000 for the quarter and six months ended June 30, 2009, respectively.  Accounts receivable from this marketer were $1,730,271 as of June 30, 2009.

Distiller’s Grains

In January 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the modified wet distillers grains (“MWDG”).  The buyer pays the Company a percentage of the selling price, subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of MWDG sold over $50 a ton.  The agreement will continue until March of 2011 and renew for an additional two years thereafter unless either party has given four months written notice.  Revenue from this marketer was approximately $1,575,000 and $3,716,000 for the quarter and six months ended June 30, 2009, respectively.  Accounts receivable from this marketer were $503,630 as of June 30, 2009

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2009

Grain Procurement

In December 2006, the Company entered into an agreement with an unrelated party to provide corn required for its production of ethanol.  As of January, 2009, the parties no longer operate under this agreement.  However, the agent continues to provide services to the Company on an at-will basis for nearly all contracts with local producers for the delivery of corn.  The Company pays the agent a service fee of $0.04 per bushel of grain delivered, and the Company also executes some contracts directly with producers for some of its corn.  In the ordinary course of business, the Company will enter into forward purchase contracts for its commodity purchases.  Management considers these forward contracts to be normal purchases since the commodity will be delivered in quantities expected to be used by the Company over a reasonable period in the normal course of business.  Purchases directly from the agent totaled approximately $1,377,000 and $4,585,000 for the quarter and six months ended June 30, 2009, respectively.

As of June 30, 2009, the Company has commitments on forward purchase contracts to purchase 1,019,000 bushels of corn at an average price of $4.00 per bushel totaling $4,076,000 for delivery between July 2009 and December 2010.

Note Regarding Timing of Report on Form 10-Q for the Period Ending June 30, 2009.

NEDAK Ethanol, LLC, a Nebraska limited liability company (the “Company,” “we” or “us”) has recently experienced significant challenges respecting its ability to continue as a going concern, primarily relating to uncertainties associated with a dispute with our primary contractor, in addition to multiple defaults on our senior and junior debt.  These uncertainties made the finalization of our financial statements in order to timely file them for the period ended June 30, 2009 exceedingly difficult and would have required significant estimates to justify the presentation of several portions of our financial statements.  However, the dispute with our contractor has been resolved, which will now allow us to focus on amending our loan agreements to operate in the current economic environment.  As further discussed below, until such loan agreements are so modified, we are required to present the majority of our previously classified long term debt to current maturities of long term debt.  If and when our loan agreements are modified, we believe the presentation of our debt in our financial statements will improve significantly.

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

Overview, Status and Recent Developments

The Company was formed in 2003 to construct and operate an ethanol plant near Atkinson, Nebraska.  We began producing ethanol and distiller’s grains at the plant in December 2008.  We expect that our ethanol plant will consume approximately 16 to 18 million bushels of locally grown corn annually, and produce approximately 44 million gallons of denatured fuel-grade ethanol.  We also expect to produce approximately 360,000 tons of wet distiller’s grains for feed cattle and have the capability to dry all or portions of that production.

During the first half of 2009, we have experienced an extended start-up phase of the plant.  The start-up phase has been longer than expected due to complications related to the repair and rebuilding of tanks, difficulties of the start-up of the dryer and complications respecting the compliance of certain equipment with environmental regulations.

As in the first quarter, April production continued with production levels restricted because only two of the three fermenters were operational.  During April, the third fermenter was brought on-line, but production continued at restricted levels while our primary construction contractor, Delta-T Corporation (“Delta-T”) emptied, inspected and performed final repairs on fermenters one and two.  In the month of May there was zero production.  The shutdown was initially required by Delta-T for final inspection of the tanks.  When the inspection was complete, during startup, the Slurry Mix Tank, a critical in-line part of ethanol production, collapsed on May 16 when a vacuum developed in the tank and caused it to collapse.  Delta-T accepted full responsibility for process errors which caused the collapse and provided for emergency replacement of the tank over the Memorial Day weekend.  Corn grind recommenced on May 31 at full production levels, and performance test of the plant was completed on June 11.  However, significant equipment deficiencies still prevented us from issuing a final acceptance of the plant and releasing Delta-T, at which time Delta-T walked off the site and negotiations for correction of those deficiencies and final settlement of the Engineering, Procurement and Construction Services Fixed Price Contract with Delta-T (“EPC Contract”) began.

As of June 30, 2009 and since we have operated the plant independent of Delta-T and are focused on maximizing our production yield for ethanol beyond the guaranteed 2.68 gallons of ethanol per bushel of corn while producing at 100% of name plate production or better.  The calculated yield from plant operations at full production is an average of 2.733 gallons per bushel.

The extended startup of the plant has presented many difficulties and challenges to management in the first half of 2009.  Further, at a time when it was imperative that we operate the plant for performance testing and startup, the economic difficulties in the U.S. and the world depressed the crush margins and economies of distiller’s grains and ethanol markets to the point that we have accumulated net loss of $8,267,000 for the six months ended June 30, 2009.  There are two fundamental causes of this loss: distress in the local distiller’s grain market and depressed consumption of unleaded gasoline.  The summer of 2009 was also a bad time for distiller’s grains, and our plant and process design is such that we are unable to operate the plant if we are unable to remove the distiller’s grains in a timely way.  2008 brought a dramatic increase of supply of distiller’s grains and in spite of shutdowns from bankruptcy and other reductions of capacity at many plants, a large distiller’s grain supply met a dramatic reduction of demand from cattle and swine feeders in the summer.  Annual movement of cattle from feedlot to pasture and range grass feeding is an ordinary activity that brings expected downswings in the price for distiller’s grains.  However, the world economic distress of the last year caused significant reduction of cattle feedlot numbers and the downswing in this period became more dramatic than past experience.  This historic reduction of demand for distiller’s grains threatened a shutdown of the plant, and the slowdown of the U.S. economy has driven the market prices of unleaded gasoline below the cost of ethanol for extended periods.  Thus, severe reductions in the price we were able to receive for our distiller’s grains combined with poor and sometimes negative crush margins resulted in significant losses.

We remain subject to serious working capital shortages, significantly exacerbated by the above mentioned losses in the first half of 2009.  This shortage of working capital causes serious difficulties in operations and management of cash disbursements, but the most serious consequence is the effect it has on the terms of acquisition for our main raw ingredient, corn.  As previously reported, we utilize the services of an agent in procuring corn for our plant.  The great majority of our corn is handled by the agent, but we also procure corn directly from farmers.  Local elevators continue to demand more stringent payment terms than we have been able to procure from local farmers and our ability to negotiate the most favorable prices on corn procurement continues to be hampered by our unfavorable levels of working capital.  We expect to acquire adequate working capital through four sources: (i) cash to be received pursuant to settlement with Delta-T as described below, (ii) positive cash flow from operations, (iii) the recommencement of a private offering of preferred units as discussed below, and (iv) a grant and additional term financing.  However, no assurance can be given that such working capital can be obtained.

As noted above, because of the defaults under our loan agreements, we were required to classify most of our debt to current maturities of long term debt pursuant to accounting principles generally accepted in the United States if America (“GAAP”).  The primary reason for such defaults are the extended delays and losses associated with startup of the plant as described above.  With the Delta-T dispute now settled, we are concentrating on amending our loan agreements to cure such defaults and we have received indications from our lender that we will be able to restructure our debt in a fashion which allows us to operate in this economic environment.  However, if the negotiations with our lender fail, we will likely need to liquidate our assets and wind up our affairs.

As discussed further below, on September 1, 2009, we reached a settlement with Delta-T which provided for cash payment from a Delta-T letter of credit of $3,995,000.  On September 18, we received agreement from the Lender and all loan participants that $2,000,000 will be released directly to our corn marketer to prepay for delivery of corn.  The first payment is expected to be made during the week of September 21.  The remaining $1,995,000 remains on deposit with our lender pending agreement on terms and conversion of the construction loan to operating debt.

In July, we delivered a comprehensive business plan to our lender which we believe demonstrated our ability to continue as a going concern.  That plan was significantly revised in August in anticipation of the Delta-T settlement.  Negotiations continue with the lender to finalize the business plan which would, among other things (i) provide for partial refinancing of the construction debt with a USDA Business and Industries Guaranteed Loan (“B&I Loan”), which would provide us with additional working capital, and (ii) modify the loan covenants and cure existing defaults.  If we are successful in these negotiations with our lender, we will be able to again present the majority of our debt as long term in our financial statements and enhance our ability to continue as a going concern.

Results of Operation

By the end of June 2009, the Company had produced nearly 14 million gallons of ethanol.  Production audits have proven starch conversion above the plant guarantees and an average yield from inception of 2.73 gallons per bushel.    The operational strategy is to emphasize increasing yield before increasing throughput.  The cost of corn is almost eight times the next largest expense item (natural gas) in the income statement, and is nearly 60% of total revenues.  Thus, maximizing the yield has significantly more financial benefit than increasing throughput.

During the quarter ended June 30, 2009, we finally were able to take complete operational control of the plant.  The following table provides summary information about the first two quarters of operations.  Because we did not begin operations of our plant until late December 2008, we do not have comparable data from 2008.  The information below has not been audited.

Income Statement Items	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	First Six Months 2009	Percentage, First Six Months 2009
Revenues	$13,306,197	$11,978,882	$25,285,079	100%
Cost of Goods Sold	15,882,149	14,827,531	30,709,680	121%
Gross Loss	(2,575,952)	(2,848,649)	(5,424,601)	-21%
General & Administrative Expenses	510,528	732,291	1,242,819	5%
Operating Loss	(3,086,480)	(3,580,940)	(6,667,420)	-26%
Other Expense, net	757,292	841,952	1,599,244	7%
Net Loss	$(3,843,772)	$(4,422,892)	$(8,266,664)	-33%

Revenues

Revenues from operations come from two primary sources: sales of ethanol and distiller’s grains.  For the six months ended June 30, 2009, we received approximately 84% of our revenue from the sale of ethanol and approximately 16% of our revenue from the sale of distiller’s grains.  We sold approximately 7.1 million and 6.1 million gallons of ethanol for the quarters ended March 31, 2009 and June 30, 2009, respectively.  We sold approximately 61.3 thousand and 33.0 thousand tons of wet distiller’s grains and zero and 3.3 tons of dried distiller’s grains for the quarters ended March 31, 2009 and June 30, 2009, respectively.

There are two price/cost relationships that must improve for the Company to become profitable.  By far, the largest numbers in our statement of operations in descending order are (i) ethanol sales, (ii) corn purchases, and (iii) distiller’s grains revenue.

We expect the price of ethanol, relative to corn costs (the “Crush Margin”) to rise.  For the six months ended June 30, 2009, our revenue from sales of ethanol was only 111% of the cost of our corn.  As mentioned above, this small margin is caused by depressed unleaded gasoline prices and low demand for ethanol relative to supply.  Our forecast for this ratio in 2010 is 139%, which we believe will be driven higher by three factors: (i) improvement in the U.S. economy, (ii) continued political support for ethanol and renewable fuel standard, and (iii) improvement our ability to negotiate favorable corn costs and contract terms with increased working capital, increased liquidity and steady operations.

The timing for startup of the plant caused additional upward pressure on the high cost of corn in the first half of 2009.  With construction delays beginning early in 2007 and continuously until June 2009, we were unable to enter into any forward contracts for corn during the 2008 harvest, when the most favorable corn costs throughout the year are available.  Then, during the times when the corn supply is at the lowest part of the annual cycle, we were forced to buy corn from every source possible in order to provide for an extended period of commissioning and startup of the plant.

Finally, we expect the price of distiller’s grains to improve significantly.  For the six months ended June 30, 2009, sales of distiller’s grains only accounted for 16% of sales, when both ethanol and distiller’s grains revenues were depressed.  Our forecast for 2010 brings distiller’s grains revenue up to 18% of total sales even with increasing ethanol sales revenues.  The absolute value of that revenue increase is expected to be in excess of $5,000,000 for distiller’s grains alone.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 121% for the six months ended June 30, 2009, versus 119% for the first three months ended March 31, 2009.  Our two primary costs of producing ethanol and distiller’s grains are corn and natural gas costs.  As of June 30, 2009, we have forward purchase contracts for delivery of 1,019,000 bushels of corn through December 2010, for a total commitment of approximately $4,076,000.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

Cost of Goods Sold Items	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	First Six Months 2009	Percentage, First Six Months 2009
Revenues	$13,306,197	$11,978,882	$25,285,079	100%

Corn	9,108,148	8,364,639	17,472,787	69%
Denaturant & Chemicals	909,474	941,397	1,850,871	7%
Ethanol Freight Costs	1,803,704	1,606,668	3,410,372	13%
Natural Gas and Electricity	1,706,799	1,300,039	3,006,839	12%
Production Labor	570,999	491,180	1,062,178	4%
Supplies and Maintenance	258,123	264,260	522,383	2%
Property Tax	0	330,000	330,000	1%
Depreciation	1,524,902	1,529,348	3,054,250	12%
Total Cost of Goods Sold	$15,882,149	$14,827,531	$30,709,680	121%

General and Administrative Expenses

Our general and administrative expense as a percentage of revenues for the three and six months ended June 30, 2009 was 4% and 5%, respectively.  We expect our general and administrative expenses to remain steady throughout the remainder of the 2009 fiscal year.  General and administrative expenses include salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs.

General and Administrative Expense Items	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	First Six Months 2009	Percentage, First Six Months 2009
Revenues	$13,306,197	$11,978,882	$25,285,079	100%

Administrative People Costs	223,906	238,074	461,981	2%
Professional Fees	161,748	289,071	450,818	2%
Insurance	60,965	108,956	169,921	1%
Other	63,909	96,190	160,099	1%
Total General and Admin Expenses	$510,528	$732,291	$1,242,819	5%

Construction Contract

We entered into the EPC Contract with Delta-T in August, 2006, which was amended by several supplements, amendments and change orders.  The EPC Contract provided, among other things: (i) a guarantee of Delta-T’s performance by Delta-T’s parent, Bateman Litwin NV, (ii) the provision by Delta-T of letters of credit in the amounts of $4,000,000 and $5,500,000 for the benefit of our lender and us, respectively, and (iii) a promissory note in the amount of $5,000,000 made by us in favor of Delta-T.  Disputes between the parties respecting the letters of credit and other matters resulted in the filing by Delta-T of an action in the District Court of Douglas County, Nebraska, in which the court temporarily restrained us and our lender from making a draw on one of the letters of credit.  The dispute has since been settled and the parties amended the EPC Contract on September 1, 2009 (the “Amendment”).  The Amendment resolved asserted claims by both parties and provided the following, among other things: (i) Delta-T will repair certain plant emissions equipment, (ii) Delta-T will extend the $5,500,000 letter of credit to June 30, 2010 with conditions added to draw on such letter of credit, (iii) Delta-T is relieved of previously agreed upon punch list responsibility with certain exceptions, (iv) Delta-T relinquished all rights to the $3,995,000 of proceeds held by our lender from the June draw against the $4,000,000 letter of credit, (v) the $5,000,000 promissory note in Delta-T’s favor was extinguished, (vi) Delta-T agreed to dismiss its legal action and dissolve the temporary restraining order, and (vii) except as provided above, no further payments or transfer of funds shall be made to or from Delta-T and us.

Liquidity and Capital Resources

We had expected that our equity offerings and debt financing would have been sufficient to cover all costs associated with the initial stage of production.  However, as of June 30, 2009, we had a working capital deficit of $5,869,000, prior to classification of our debt as current maturities of long term debt.  Also we may continue operating at negative margins, depending on commodity prices.  If we are unable to generate sufficient cash flows from operations or obtain additional debt or equity as discussed below, our ability to continue operations may be materially hindered.  To the extent we do not raise the entire amount sought under the private offering discussed below, we will be less able to utilize hedging of commodity prices, and we may be forced to purchase our corn and market our ethanol at spot prices, which would further expose us to market volatility and associated risks.

EPC Contract Settlement

As explained above, on September 1, 2009, we reached a settlement with Delta-T which provided for cash payment from a Delta-T letter of credit of $3,995,000.  On September 18, we received agreement from the Lender and all loan participants that $2,000,000 will be released directly to our corn marketer to prepay for delivery of corn.  The first payment is expected to be made during the week of September 21.  The remaining $1,995,000 remains on deposit with our lender pending agreement on terms and conversion of the construction loan to operating debt.

Unit Offerings

In March, 2009, in an effort to raise additional working capital to be used primarily to engage in hedging activities, we commenced a private offering of up to 1,200 preferred membership units (“Preferred Units”) at a price of $10,000 per Preferred Unit (the “Private Offering”).  Through June 30, 2009, we have issued 184.4 Preferred Units.  The Preferred Units entitle the holders to: (i) subject to ((A) any existing debt-related restrictions we may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors), receive a preferred cumulative distributions of 10% (“Preferred Return”) before holders of common Membership Units receive distributions, (ii) then share in their proportionate share of any remaining amounts available for distribution, (iii) first receive a distribution of the issuance price of the Preferred Units, plus any unpaid Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, we have the ability to redeem Preferred Units for the original issuance price plus any accrued but unpaid distributions.  With the Delta-T dispute now settled and discussions with our lender begun, we have determined to recommence the Private Offering.

Facility

We have entered into the following agreements with AgCountry Farm Credit Services, FLCA (“Lender”) regarding our senior secured credit facility (“Facility”) for the provision of construction and permanent debt financing for our ethanol plant: a Master Credit Agreement dated February 14, 2007 (the “Master Agreement”), a First Supplement to Master Credit Agreement dated February 14, 2007 (the “First Supplement”), a Second Supplement to Master Credit Agreement dated February 14, 2007 (the “Second Supplement”), a Third Supplement and Forbearance Agreement to Master Credit Agreement dated April 11, 2008 (the “Third Supplement”), and a Fourth Supplement and Forbearance Agreement to Master Credit Agreement dated March 27, 2009 (the “Fourth Supplement,” together with the Third Supplement, Second Supplement, First Supplement and the Master Agreement, the “Loan Agreements”).  As of September 1, 2009 we have borrowed $42,500,000 under the Facility. The Facility consists of a multiple advance construction loan during the construction period; and at construction completion, conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan, subject to certain conditions.

Under the Loan Agreements, we made certain customary representations and are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, pay distributions and to make capital expenditures, and customary events of default (including payment defaults, covenant  defaults, cross defaults, construction-related defaults and bankruptcy defaults).  We have also agreed to the following with the Lender under the Loan Documents:

•
Achievement of 100% of our name plate production capacity by May 1, 2009, which we did achieve, and on June 11, 2009, we completed the performance test which meets the Loan Documents’ performance testing requirements.

•
We provided a business plan (“Plan”) to Lender in April 2009, which discussed our ability to return to compliance with the financial covenants under the Loan Agreements.  The Plan was updated in July reflecting new forecasts for financial performance and demonstrating compliance with all financial loan covenants for five years.  The Plan was significantly revised in August 2009 in anticipation of the Delta-T settlement.

•	Beginning September 30, 2009, we must obtain Lender’s consent to make any capital expenditures in excess of $500,000.
•	Beginning December 31, 2009, we must make annual payments to Lender of 40% of our Net Available Cash (as defined in the Loan Documents).
•
In connection with a $5,000,000 note made payable to Delta-T, we agreed to raise $2,000,000 of additional equity to fund the first $2,000,000 payment on that note, originally scheduled to be paid immediately upon a successful performance test and acceptance of the plant.  Our directors personally guaranteed the acquisition of such equity and purchased 101.4 of the Preferred Units in the Private Offering pursuant to those guarantees.  We expect to obtain the $156,000 remaining on this commitment when we recommence the Private Offering.

The following table shows the chief financial covenants we must comply with under the Loan Agreements, when we must comply with them, and our status under them at June 30, 2009. Capitalized terms not defined in the table have the meanings provided under the Loan Agreements.  As can be seen in the table, our status as of June 30, 2009 is significantly below the expected compliance targets of the majority of these covenants.

Covenant Type	Description of Covenant	When Covenant Applies	Status as of June 30, 2009
Fixed Charge Ratio	Before we pay any distributions (which require Lender’s prior approval under Section 4.16 of the Third Supplement), we must maintain a 1.25:1.00 Fixed Charge Ratio, which is the ratio (i) our earnings before interest, taxes, depreciation and amortization bears to (ii) our Fixed Charges (our interest expense, plus principal payments, any tax distributions, Restricted Payments, and the lesser of $500,000 of maintenance Capital Expenditures or actual maintenance Capital Expenditures). Additionally, we must maintain a 1.00:1.00 Fixed Charge Ratio after paying any such distributions.	October 1, 2009	(1.39)

Working Capital	We must maintain at least $5,000,000 in working capital.	October 1, 2009	($5,869,000)

Working Capital	We must maintain at least $6,000,000 in working capital.	December 31, 2009	($5,869,000)

Net Worth	We must maintain a “Tangible Net Worth” of $41 million. Tangible Net Worth is our total assets less the sum of (i) our debt, (ii) the amount of appraisal surplus or any write-up in the book value of any assets resulting from a revaluation or any write-up in excess of the cost of such assets acquired reflected on our consolidated balance sheet, and (iii) the net book amount of all of our assets.	October 1, 2009	$33,143,497

Equity Ratio	We must maintain an owner’s equity ratio of 50%. The owner’s equity ratio is the percentage that our equity is of our outstanding debt.	October 1, 2009	37%

Current Ratio	We must maintain a ratio of current assets to current liabilities of 1.20:1.00.	October 1, 2009	0.67: 1.00

The Fourth Supplement extended the dates by which we must comply with the fixed charge ratio, the working capital, the net worth, the restriction on capital expenditures, the equity ratio and the asset ratio covenants until after September 30, 2009, and the requirement to pay Lender 40% of our Net Available Cash until December 31, 2009.  These waivers were conditioned upon our meeting certain conditions in the Fourth Supplement, such as extending the letters of credit discussed above under “Construction Contract,” which we have done.

We hope to enhance our compliance with the above financial covenants through the following: (i) recommencing the Private Offering, (ii) some relief on cash flow requirements resulting from Lender’s release of the final $800,000 remaining under the construction loan to be used for interest payments on the senior debt (this was completed on August 31 with advances to the full $42,500,000 loan amount),  (iii) the receipt by us (with Lender’s cooperation) of USDA approval of our pre-application for the B&I Loan and anticipation of our application for the loan when the USDA allows, which would provide $20,000,000 of refinancing under the Facility and $5,000,000 of working capital, and (iv) the receipt of a USDA working capital grant of $300,000.  If we are unable to obtain these additional funds and/or modify the covenants under the Loan Documents, we cannot be certain of our ability to continue as a going concern.

We are actively conducting further discussions with Lender to modify the net worth, equity ratio and assets to liabilities ratio requirements discussed above.  We cannot predict whether the Lender will agree to modify any of those covenants.  To the extent we are unable to modify those covenants, it may not be possible to meet them unless the commodities markets we operate in move in favorable directions.  Until we are able to comply with the covenants under the Loan Documents, the Lender may take a variety of actions, including immediately accelerating the repayment of all outstanding debt under the Loan Documents.  Such acceleration could entitle the Lender to liquidate all of our assets, and would likely lead to our bankruptcy, reorganization or winding up of our affairs.

TIF Note

In June 2007, the City of Atkinson, Nebraska (“City”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to us to reimburse us for certain infrastructure improvements relating to our plant.  The TIF Note is an obligation of the City, not of us, and is expected to be retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings.  The TIF Note serves as collateral for a loan with an outstanding balance of $6,725,000 (the “Loan”) as of June 30, 2009.  We received the net proceeds of the Loan in the amount of $4,939,925 pursuant to a Loan Agreement we entered into with the lead lending agent, Arbor Bank (“TIF Lender”), under which we have loaned such proceeds to the City in exchange for the TIF Note.  The Loan has a term of approximately 14 years, with principal payments due semi-annually, and interest accrues at a rate of 9.5%, which rate includes a 0.25% servicing fee payable to the TIF Lender.  The interest rate on the Loan will reset in June of 2012 and 2017 according to certain U.S. Treasury indexes.

The first principal payment was paid on June 1, 2009 from a debt reserve account that had been established with a portion of the original loan funds.  The next required payment comes due on December 1, 2009.

The repayment of the TIF Note was originally expected to be paid from reimbursement of incremental tax revenue that derived from the property improvement with construction of the plant.  Construction delays caused delay of the assessment and the payment of taxes, and therefore has affected the schedule of the loan repayment.  Furthermore, the economic condition in the ethanol industry has resulted in a number of plants being sold at auction, establishing a market price for ethanol facilities that is far lower than the cost of construction.  Generally, the cost of construction for an ethanol facility is approximately $2.00 per gallon.  Our cost of construction has been slightly higher, primarily because we had to construct extensions to both the rail lines and the natural gas lines.  The assessed value of the real property portion of our plant is significantly less than anticipated as a result of the sale-at-auction transactions of other plants establishing a market value for ethanol facilities at approximately $0.60 per gallon, suggesting a maximum market value for our plant at less than $30,000,000.

The Holt County Tax Assessor has established an initial assessment of $14,000,000 for real property (85% complete as of the date of assessment in 2008), and slightly more than $30,000,000 for personal property.  The 2008 levy was approximately $2.13 per $100.  This assessment suggests an annual property tax cost to us of $937,200.

Without notice to us, TIF Lender sent a formal letter of protest to the Holt County Tax Assessor’s office, trying to increase our real property assessment from $14,000,000 to $51,000,000.  That would amount to an increase in tax cost of approximately $788,000 per year.  Such tax payments, resulting from the increased tax assessments, would be refunded by the taxing authorities directly to the TIF Lender, which would reduce other cash requirements on the Company by direct satisfaction of interest, principal and debt service reserve fund payment obligations.  Any excess would be applied as a prepayment of the Loan.  If the tax assessments are not increased, the TIF Lender may require the Company to prepay significant Loan principal amounts in order to satisfy a 1.20:1.00 debt service coverage ratio requirement.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on plant operations, including three primary functions:  (i) management of cost effective purchasing of inputs for our production process, (ii) optimizing the production process in such a way as to minimize manufacturing costs, and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distiller’s grains.  In addition, we plan on focusing on the Private Offering.

Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices.  We anticipate the use of derivative financial instruments as part of an overall strategy to manage market risk, assuming we have sufficient working capital and liquidity to manage such a strategy.  We intend, when able, to use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline.  We will not enter into these derivative financial instruments for trading or speculative purposes, nor will we designate these contracts as cash flow or fair value hedges for accounting.

Commodity Price Risk

We are exposed to market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity to be used by us to produce ethanol.  Our other primary product is distiller’s grains, and we are also subject to market risk with respect to the price for distiller’s grains.  In general, rising ethanol and distiller’s grains prices should result in higher profit margins, and therefore represent favorable market conditions.  Ethanol and distiller’s grains prices are, however, influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

Ethanol revenues are controlled in the market place.  Our Risk Management team meets weekly and assesses the balance of forward purchases of corn with forward sales of ethanol and the risks associated with the trends in the marketplace.  In recent months, the price for ethanol has closely followed the market prices of corn.  The price of unleaded gasoline is also a primary concern in that if the price of ethanol rises above the RBOB price, then the economies do not allow favorable margins for the discretionary blenders and demand for ethanol falls.

Distiller’s grains are primarily marketed into the local cattle feed market.  Historically, the summer months bring the lowest seasonal demand for this product.  Further complicating our marketing position, we have experienced an extraordinarily long period of startup irregularities and our ability to market distiller’s grains has been affected by these complications, as well as a deeper seasonal reduction than is normally experienced.

Consistent production volumes and quality are required to maximize the pricing advantage potential of our favorable geography relative to large numbers of cattle feeders.  Now that we have control of the plant and production, we anticipate being able to establish reputation and relationships with those cattle feeders that will help mitigate the seasonal variability in future years, though ultimately demand for distiller’s grains is not in our control.

Generally speaking, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  We are generally not able to pass along increased corn costs to our ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  At the end of August, 2009, year-to-date corn cost as a percent of ethanol sales was 86%, and of gross sales as 74%.  However, this ratio had improved for the month of August alone to 75% and 61% respectively.  We expect to continue to improve this relationship for the remainder of 2009 and forecast the year-end ratios to be 81% and 69%.  Forecasts for future years assumes that this relationship will be between 73-76% of ethanol revenues and 59-62% of gross revenues.

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

We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, provided we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we will seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  We have recorded gains on derivative instruments of approximately $1,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.  We do not have any open positions as of June 30, 2009.

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with Generally Accepted Accounting Principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of inventory, and inventory purchase commitments, long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the fourth supplement of the Company’s credit agreement. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Whether the carrying value of the Company’s plant assets should be discounted for impaired value has been considered, and management has determined that there should be no adjustments to carrying value as of June 30, 2009 for the following three reasons.  First, the Company’s short time in operation under distress from construction delays, equipment failures and startup complications, provides inadequate cost history to assess with reasonable levels of certainty what the cost structure will be going forward.  Second, the economic structure of the distiller’s grain markets has been excessively volatile throughout initial plant operations.  The cash flow to be generated from sales of distiller’s grains is a critical requirement for the Company to generate future profitability.  Third, the economic recession in the U. S. during the entire startup and operations of the plant further complicates the measurement of the Company’s ability to generate future cash flows that are required to document material impairment to the carrying value of the Company’s plant assets.  In the Business Plan provided to the Lender, the Company has assumed 1) future distiller’s grain revenue will be 18% of gross revenue (forecast for year-end 2009 is 15%), 2) future corn costs will be 72-76% of ethanol revenue (forecast for year-end 2009 is 81%), and 3) these relationships drive future net profitability estimates of 1-3% of gross revenues (forecast for year-end 2009 is a net loss of 17%).  If the Company fails to realize these economic improvements, it is likely, in the future, that asset values will need to be adjusted to reflect impaired value by reason that the Company will be unable to forecast future cash flows sufficient to carry those values.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our consolidation financial condition, results of operations or liquidity.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Exchange Act of 1934), as of June 30, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

PART II

Item 1.  Legal Proceedings.

On June 25, 2009, Delta-T commenced a legal action against the Company and the Lender in the district Court of Douglas County, Nebraska, making certain allegations against the Company, and obtained a temporary restraining order in which the court temporarily restrained the Company and the Lender from delivering any documents or taking other steps necessary to draw upon a Delta-T letter of credit.  On September 1, 2009 a settlement agreement was executed with Delta-T that included provisions to set aside the litigation and dismiss the temporary restraining order.  All litigation and restraints have since been dismissed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2009, we commenced the Private Offering for the issuance of up to 1,200 Preferred Units at $10,000 per Preferred Unit, for a maximum of $12 million.  Through June 30, 2009, we have issued 184.4 Preferred Units under the Private Offering for a total of $1,844,428.  The Preferred Units sold in the Private Offering were made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted under the Securities Act.  With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the Preferred Units by means of any form of general solicitation or advertising.  Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.  Each purchaser represented in writing that the Preferred Units were being acquired for investment for such purchaser’s own account, and agreed that the Preferred Units would not be sold, without registration under the Securities Act of 1933 or exemption from the same.

Item 3.  Defaults Upon Senior Securities.

On July 6, 2009, TIF Lender notified us that the Debt Service Reserve Fund was deficient, constituting a default under the TIF Loan.  As of September 19, 2009, the Debt Service Reserve Fund was deficient by approximately $485,000

On July 24, 2009, Lender declared the Facility in default, due to delinquent payment of fees, deficiency in the raising of equity or subordinated debt, and failure to achieve nameplate production by May 1, 2009.  As of September 19, 2009, fees were delinquent by $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual Members’ meeting on June 17, 2009 (the “Meeting”), at which Jeff Lieswald, Kenneth Osborne, Steve Dennis, Timothy Borer, and Richard Bilstein were each re-elected to serve as Directors until the 2012 annual Members’ meeting.  The following Directors who were not up for re-election at the Meeting continue their respective terms: Jerome Fagerland, Clayton Goeke, Robin Olson, Everett Vogel, Paul Corkle, Paul Seger, Kirk Shane, Todd Shane, and Gerald Winings.  The Directors re-elected at the Meeting received votes respecting their re-election as follows:

Nominee	Votes For	Votes Against	Abstentions

Jeff Lieswald	2,820	0	54
Kenneth Osborne	2,823	0	51
Steve Dennis	2,813	0	61
Timothy Borer	2,823	0	51
Richard Bilstein	2,823	0	51

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1.	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEDAK ETHANOL, LLC

Date: September 23, 2009	By:	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: September 23, 2009	By:	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary