Form 10-Q
period 2009-10-29
NEDAK ETHANOL, LLC
filed 2009-10-30
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
As of October 15, 2009, the issuer had 5,233 Common and 185.4 Class A Preferred Membership Units issued and outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item Number	Item Matter	Page Number

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

PART I—FINANCIAL INFORMATION

Item 1.                                Financial Statements.

NEDAK ETHANOL, LLC
Condensed Balance Sheets
ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash and equivalents	$1,477,050	$94,691
Restricted short term investment	1,152,573	1,128,070
Restricted cash	3,202,407	52,866
Accounts receivable	937,639	182,152
Inventory	2,421,492	1,344,018
Inventory—corn contracts	-	300,260
Prepaid expenses and other	913,324	300,552
Total current assets	10,104,485	3,402,609
Property and Equipment
Land and improvements	4,377,727	4,427,265
Buildings	8,699,624	9,473,978
Plant equipment	69,871,549	76,274,960
Office equipment	200,575	177,894
Vehicles	468,617	468,617
	83,618,092	90,822,714
Less accumulated depreciation	(4,491,150)	(133,932)
Net property and equipment	79,126,942	90,688,782
Other Assets
Deposits	300,000	-
Deferred offering costs	-	33,033
Restricted cash - TIF	-	599,042
Debt issuance costs, net of amortization	1,160,787	1,234,514
Total other assets	1,460,787	1,866,589
Total Assets	$90,692,214	$95,957,980
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Balance Sheets
LIABILITIES	September 30, 2009	December 31, 2008
	(Unaudited)
Current Liabilities
Term debt - previously classified as long-term	$47,131,752	$-
Current maturities of long-term debt	2,093,248	2,410,002
Accounts payable
Trade	2,369,978	800,924
Corn	2,870,704	-
Construction payable	-	145,586
Accrued interest and other	2,639,645	1,033,606
Notes payable – members	-	15,000
Total current liabilities	57,105,327	4,405,118
Long-term debt, net of current maturities	18,750	48,500,783
Commitments and Contingencies
Members’ Equity
Preferred Units, 185.4 units issued and outstanding	1,854,428	-
Common Units, net of offering costs, 5,233 units issued and outstanding	49,839,281	49,891,449
Accumulated deficit	(18,125,572)	(6,839,370)
Total members’ equity	33,568,137	43,052,079
Total Liabilities and Members’ Equity	$90,692,214	$95,957,980
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Operations (Unaudited)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Revenues	$45,611,865	$-

Cost of Goods Sold	52,187,106	-

Gross Loss	(6,575,241)	-

General and Administrative Expenses	2,209,593	2,595,057

Operating Loss	(8,784,834)	(2,595,057)

Other Income (Expense)
Interest and other income	38,599	67,817
Interest expense	(2,539,967)	-
Other expenses	-	(61,686)
Total other income (expense), net	(2,501,368)	6,131

Net Loss	$(11,286,202)	$(2,588,926)

Weighted Average Common Units
Outstanding—Basic & Diluted	5,233	5,230

Net Loss Per Common Unit—Basic & Diluted	$(2,156.74)	$(495.01)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Operations (Unaudited)
	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008

Revenues	$20,326,786	$-

Cost of Goods Sold	21,477,426	-

Gross Loss	(1,150,640)	-

General and Administrative Expenses	966,774	1,121,968

Operating Loss	(2,117,414)	(1,121,968)

Other Income (Expense)
Interest and other income	10,195	21,977
Interest expense	(912,319)	-
Total other income (expense), net	(902,124)	21,977

Net Loss	$(3,019,538)	$(1,099,991)

Weighted Average Common Units
Outstanding—Basic & Diluted	5,233	5,232

Net Loss Per Common Unit—Basic & Diluted	$(577.02)	$(210.24)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cash Flows from Operating Activities
Net loss	$(11,286,202)	$(2,588,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,530,945	25,433
Change in operating assets and liabilities
Accounts receivable	(755,487)	-
Inventory	(1,077,474)	(2,074,193)
Inventory – corn contracts	300,260	677,772
Prepaid expenses and other	(612,772)	(118,501)
Deposits	(300,000)	-
Accounts payable	5,307,542	296,656
Accrued interest and other	1,609,789	639,073
Net cash used in operating activities	(2,283,399)	(3,142,686)
Cash Flows from Investing Activities
Payments for construction in process	-	(24,751,083)
Capital expenditures	(182,749)	(422,423)
Net change in restricted cash and investments	(3,551,352)	(24,546)
Net cash used in investing activities	(3,734,101)	(25,198,052)
Cash Flows from Financing Activities
Proceeds from construction loan	1,700,000	28,094,515
Sale of Preferred Units	1,854,428	-
Proceeds from Delta-T letter of credit	3,995,000	-
Payment on tax increment financing	(139,000)	-
Member contributions	-	40,000
Payments for deferred offering costs	(10,569)	(33,033)
Debt issuance costs	-	(115,747)
Net cash provided by financing activities	7,399,859	27,985,735
Net Increase (Decrease) in Cash and Equivalents	1,382,359	(355,003)
Cash and Equivalents—Beginning of Period	94,691	604,193
Cash and Equivalents—End of Period	$1,477,050	$249,190
Supplemental Disclosures of Cash Flows Information and Noncash Investing and Financing Activities
Cash payments for interest	$2,246,876	$-
Debt issuance costs in accounts payable	$100,000	$-
Restricted cash used for interest - capitalized	$-	$335,097
Construction loan proceeds used for interest	$-	$1,079,268
Liquidated damages used to reduce property and equipment and note payable construction loan	$-	$145,714
Settlement of advance from Delta-T used to reduce property and equipment	$3,995,000	$-
Deferred offering costs offset against equity	$52,168	$-
Construction costs included in accounts payable	$-	$1,723,845
Settlement concession from Delta-T from forgiveness of note payable which reduced property and equipment	$5,000,000	$-
Construction costs included in note payable - contract	$-	$5,000,000
Amortization of financing costs capitalized as construction in process	$-	$114,416
Capitalization of accrued interest on members notes	$3,750	$-
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of Nedak Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position, results of operations and cash flows. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying balance sheet as of December 31, 2008 is derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the annual report for the year December 31, 2008, filed on Form 10-K with the SEC.

Nature of Business

The Company, a Nebraska limited liability company, was formed on December 15, 2003 to have a perpetual life.  The construction of the Company’s ethanol plant was completed and commenced testing during the fourth quarter of 2008 and the Company began selling ethanol and distiller’s grains in the first quarter of 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of inventory and inventory purchase commitments, long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the Company’s credit agreements.   Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revisions are made.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2009, the Company was of the belief that an allowance was not considered necessary. It is possible this estimate could change in the future.

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

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

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

Accounting guidance requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Cash flows associated with the derivative instruments are presented in the same category on the statement of cash flows as the item being hedged.  The following amounts have been included in cost of goods sold for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Realized gain	$ -	$ -	$ 1,000	$ -

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares future undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment would be recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

In 2008, the Company completed construction of its ethanol production facilities with installed capacity of 44 million gallons per year and a remote rail load-out facility. The carrying value of these facilities at September 30, 2009 was approximately $79 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future undiscounted cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at September 30, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand for ethanol in relation to production and supply capacity.

Revenue Recognition

The Company generally sells ethanol and distiller’s grains pursuant to marketing agreements. Revenues from these products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Title is generally assumed by the buyer at the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and distiller’s grains, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. Marketing fees and commissions were approximately $202,000 and $472,000 for the three and nine month periods ended September 30, 2009, respectively. Revenue is recorded net of these fees and commissions as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and distiller’s grains. Revenue is recorded on sales of distiller’s grains at the time that they are shipped from the plant.  Shipping costs incurred in the sale of ethanol are included in Costs of Goods Sold in the Statement of Operations.

Subsequent Events

For purposes of these financial statements and all disclosures, subsequent events were evaluated through October 30, 2009, which is the date that the financial statements were issued.

2.     LIQUIDITY AND MARKET UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the ethanol industry experienced during 2008 and which continued into 2009. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distiller’s grains to customers primarily located in the United States. Corn for the production process is supplied to the Company’s plant primarily from local producers. Ethanol sales average 88% of total revenues and corn costs average 60% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net cost of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The Company’s cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and risk management techniques used to protect against the price volatility. The Company is subject to significant risk that its forecasted operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

Exclusive of the reclassification of the majority of the Company’s long term debt to current liabilities in 2009, the Company would have had working capital of approximately $131,000 including only Current Maturities of Long Term Debt that represent normal amortization of principal, as of September 30, 2009.  Due to the current commodity markets, the Company may continue to produce negative margins. As further discussed in Note 6, the Company has an agreement for a senior secured credit facility (“Credit Agreement”) with AgCountry Farm Credit Services, FLCA (“Lender”).

The Company received notification from (i) Lender on July 24, 2009, of a number of defaults under the Credit Agreement, and (ii) the TIF Lender (discussed in Note 7) on July 6, 2009, of a default under the TIF Loan.  Because of such defaults, Lender may, among other things, declare the entire amount borrowed under the Credit Agreement immediately payable.  While the Company has initiated discussions with Lender to modify the Credit Agreement covenants to waive such defaults and permit the Company to continue operating in a manner consistent with the current economic environment, such defaults have not yet been cured and the Company has entered into similar discussions with the TIF Lender.

The unaudited interim condensed financial statements have been prepared assuming the Company will continue as a going concern.  However, as of September 30, 2009, the Company remained in default of its Credit Agreement and TIF Loan, as further discussed below and in Notes 6 and 7.  For these reasons, the Company has reclassified amounts owing under these loans as current liabilities.  Such treatment of the Company’s long term debt will continue, as required by GAAP, until such defaults are cured.

Because of these events and market conditions, there is an increased level of uncertainty with respect to the Company’s ability to obtain sufficient cash flows from operations or debt or equity financing sufficient to cover the liquidity needed for ongoing operations. The Company’s efforts to secure working capital include:

•
Release by the Lender of the remaining $1,995,000 restricted cash on deposit at the Lender under a letter of credit issued by the Company’s primary contractor, Delta-T Corporation (“Delta-T”) pursuant to a settlement with Delta-T on September 1, 2009.  This release of cash would be used when the opportunity arises during harvest to acquire corn at advantageous prices.  Lender has released a total of $2,000,000 to purchase corn.

•	Recommencing the Company’s private offering of preferred units.
•
The Company and Lender have received from the USDA approval of a pre-application for a Business and Industries Guaranteed Loan, and are in the process of preparing full applications for two such loans.  The first application will be in the amount of $5,000,000 for additional working capital.  The second application will be for refinancing a yet undetermined portion of the $42,500,000 construction loan with Lender.

•
The Company will apply for a USDA Working Capital Grant of $300,000 on November 30, 2009.  It is expected to learn the results of award assessments in the first quarter of 2010 with funding soon thereafter.

•	Renegotiate the TIF Loan to amend covenants to cure the default and reestablish the outstanding balance as long term debt.

On September 30, 2009, the Company executed a Fifth Supplement and Forbearance Agreement to the Master Credit Agreement (“Fifth Supplement”) with the Lender, which (i) extended the dates to pay loan and restructure fees to begin on January 1, 2010 with $50,000 per month through May, 2010 and a final payment of $100,000 payable on or before June 30, 2010, (ii) extended the first principal payment until April 1, 2010, (iii) provided for the release $2,000,000 of restricted cash for the purchase of corn, and (iv) requires the Company to fund a loan reserve fund under the Credit Agreement in the amount of $2,000,000 if the Company receives the Business and Industry Loan Guarantee for $5,000,000 of working capital.

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

Until the Company is able to obtain additional working capital from the above options, for which no assurance can be given, or from operations, in addition to modifying the Credit Agreement covenants, there is substantial doubt as to whether the Company can continue to operate as a going concern.

3. INVENTORY

Inventory consists of the following:

	September 30, 2009	December 31, 2008
Raw Materials	$804,667	$994,283
Work in Process	500,846	309,238
Finished goods	1,115,979	40,497
Total	$2,421,492	$1,344,018

The Company performed a lower of cost or market analysis on inventory.  All inventory is recorded at cost except for distiller’s grains inventories which carry an average market value $8.13 per ton less than cost.  The total write down of inventory values to market from cost is approximately $20,000 as of September 30, 2009.

4.  MEMBERS’ EQUITY

From May 2008 to March 2009, the Company conducted a private offering in which it issued four membership units totaling $40,000 in 2008.  The proceeds were offset with offering costs of approximately $33,000 in 2009.

In March 2009, the Company commenced a private offering for the issuance of up to 1,200 preferred membership units (“Preferred Units”) at $10,000 per Preferred Unit, for a maximum of $12 million. The Preferred Units entitle the holders thereof to: (i) receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions subject to: (A) any existing debt-related restrictions the Company may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors, (ii) then share in their proportionate share any remaining amounts available for distribution, (iii) first receive a distribution of the purchase price of the Preferred Units, plus any Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred. Following the third anniversary of the issuance of the Preferred Units, the Company may redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions. As of September 30, 2009, the Company had issued 185.4 Preferred Units, for a total of $1,854,428, of which 101.4 units were issued to Directors of the Company.  The accumulated undeclared Preferred Return as of September 30, 2009 was $86,709, and the total liquidation preference of the Preferred Units as of September 30, 2009 was $1,941,137.  The Company intends to recommence the private offering of the Preferred Units.

Losses are generally allocated to all units based upon their respective percentage of units held, except that losses are not allocated to Preferred Units if the Preferred Return has not been achieved.  For purposes of computing the net loss per common unit, no losses were allocated to the Preferred Units since the Preferred Return has not been achieved.

5.  NOTES PAYABLE

Note Payable to Members

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

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

Line of Credit

In March 2006, the Company entered into a line of credit agreement, in favor of its natural gas transporter to reserve pipeline space.  The Company may draw up to $150,000 until maturity in May 2010.  Interest is payable upon the lender’s demand or in May 2010 at a rate of 5.1%.  In August 2007, the Company entered into a line of credit agreement, in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828 until maturity in August 2010.  Interest is payable upon the lender’s demand at a rate of 6.79%.  These agreements are secured by restricted short term investments totaling $1,152,573 and $1,128,070 as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, there were no borrowings outstanding on the line of credit.

6.  LONG-TERM DEBT

	September 30, 2009	December 31, 2008
Note payable - construction contract	$-	$3,246,800
Construction loan	42,500,000	40,799,985
Directors’ notes payable	18,750	15,000
Tax Increment Financing	6,725,000	6,864,000
	49,243,750	50,925,785
Less current maturities	(2,093,248)	(2,425,002)
Less debt previously classified as long term	(47,131,752)	-
	18,750	48,500,783

If the Company is able to amend the Credit Agreement and resolve the default under the TIF Loan without acceleration of the loans, the original estimated maturities of the long term debt described in Note 6 and 7 at September 30, 2009, would be as follows:

2010	2,093,248
2011	4,839,981
2012	5,130,364
2013	5,459,589
2014	5,808,962
After 2014	25,911,606
Total long-term debt	$49,243,750

Notes Payable Construction Contract

As reported in previous periods, the Company had executed a promissory note with Delta-T as an incentive of $5,000,000 to continue construction of the plant past April 2008.  As of September 30, 2009, the Company’s contract with Delta-T was amended, as discussed in Note 9, to extinguish this debt on September 1, 2009.

In February 2007, the Company entered into the Credit Agreement for a multiple advance construction loan totaling $42,500,000.  The Company is required to make interest payments during the construction phase at the thirty-day LIBOR plus 3.4%, but not less than 6.0%.  The interest rate was 6.0% at September 30, 2009.  The performance test of the plant was completed in June 2009, but three significant equipment deficiencies prevented final acceptance at that time.  The Credit Agreement provides that the construction loan is to be converted at final acceptance to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  As of September 30, 2009 and

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

December 31, 2008, the Company had approximately $42,500,000 and $40,800,000 outstanding on the construction loan, respectively.  The Company is in negotiations with Lender to convert the loan to long term financing as discussed above.

The financial covenant conditions under the Credit Agreement as of September 30, 2009 are as follows:
Covenant Type	Description of Covenant	When Covenant Applies	Status as of September 30, 2009	Shortfall

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
		October 1, 2009	(1.06):1.00	Losses of $8,526,800

Working Capital	The Company must maintain at least $5,000,000 in working capital.	October 1, 2009	$130,910*	$4,869,090*

Working Capital	The Company must maintain at least $6,000,000 in working capital.	December 31, 2009	$130,910*	$5,869,090*

Net Worth	The Company must maintain a “Tangible Net Worth” of $41 million. Tangible Net Worth is the Company’s total assets less the sum of (i) the Company’s debt, (ii) the amount of appraisal surplus or any write-up in the book value of any assets resulting from a revaluation or any write-up in excess of the cost of such assets acquired reflected on the Company’s consolidated balance sheet, and (iii) the net book amount of all of the Company’s assets.	October 1, 2009	$33,568,137	$7,431,863

Equity Ratio	The Company must maintain an owner’s equity ratio of 50%. The owner’s equity ratio is the percentage that the Company’s equity is of the Company’s outstanding debt.	October 1, 2009	59%	None

Current Ratio	The Company must maintain a ratio of current assets to current liabilities of 1.20:1.00.	October 1, 2009	1.01:1.00	Current Assets of $1,863,805
*Not including current liabilities for term debt previously classified as long term.

Term Note

Under the current terms of the Credit Agreement, the Company is required to make level monthly principal payments plus accrued interest beginning April 1, 2010 and ending on February 1, 2018.    If a guaranteed USDA Business & Industries loan is granted, the amount and terms of conversion of the construction loan to a Term Loan and a Revolving Term Loan for working capital may change.  The application is being prepared.

It is anticipated that this loan conversion will be on or before April 1, 2010.

Revolving Term Loan

Under the terms of the Credit Agreement, the Company is required to pay interest on the principal advances monthly at the 30 day LIBOR plus 3.4%, which totaled 6.0% at September 30, 2009.  The Company must pay a commitment fee of 0.25% on the unused portion of the revolving promissory note upon conversion to the revolving term loan.  In addition, the Company was required to establish and fully fund a $2,400,000 Debt Service Reserve Account on or prior to the loan conversion date, no later than August 1, 2009.  At such time, the commitment amount would have been reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund would no longer be

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

required to be funded.  This requirement was not met.  The Company and Lender are discussing amendments to the terms of the Credit Agreement which may modify the foregoing provisions.

The Credit Agreement requires the Company to maintain certain financial covenants, including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ratio, and a minimum fixed charge coverage ratio, and also includes restrictions on distributions and capital expenditures.  The Company has incurred approximately $1,149,700 in loan origination costs under the Credit Agreement which have been recorded as deferred debt issuance costs and are being amortized.  The Credit Agreement contains certain prepayment fees in the first four years of the scheduled payments, and the loan is secured by substantially all the Company’s assets.

The Company executed a Fourth Supplement and Forbearance Agreement to Master Credit Agreement on March 27, 2009 (the “Fourth Supplement”).  In connection with the Fourth Supplement, the Lender required the Company to obtain $1,000,000 of equity or subordinate debt capital by April 30, 2009, which was guaranteed by the Company’s board of directors in addition to the Preferred Units purchased by the Directors discussed in Note 4.  The Lender extended this April 30, 2009 date to June 30, 2009 by which time the Company only received $844,428.  The payment terms of the additional loan fee of $250,000 from the third amendment to the Credit Agreement were modified to provide that the fee will be paid in five $50,000 quarterly installments beginning on or before January 1, 2010.  In addition, the Company undertook to achieve and maintain indefinitely 100% name plate production on or before May 1, 2009.  As of May 1, the plant had been operated in excess of 100% name plate production.  The Fourth Supplement also provided that the interest on the unpaid principal amount of the construction and term loans accrues on a variable interest rate equal to LIBOR plus 5.40%, but not less than 6.00%.  In addition to the Fourth Supplement, the Lender delayed compliance by the Company of certain financial covenants in the Credit Agreement until after September 30, 2009 as well as delayed the requirement to make excess cash flow payments until December 31, 2009.  On July 24, 2009, the Lender again declared the Loans in default, due to delinquent payment of fees and interest, deficiency in the raising of equity or subordinated debt, and failure to achieve nameplate production by May 1, 2009.

As noted above with the settlement of the separate dispute with Delta-T, the Company and the Lender are in discussion to revise the Credit Agreement covenants and resolve all outstanding defaults under the Credit Agreement.  No assurance can be provided that such Credit Agreement defaults will be successfully resolved.

As discussed further below, on September 1, 2009, the Company reached a settlement with Delta-T which provided for cash payment from a Delta-T letter of credit of $3,995,000.  Under the Fifth Supplement,  $2,000,000 was released directly to the Company’s corn marketer to prepay for delivery of corn.  The payments were made in the amounts of $976,000, $619,000 and $405,000 for corn purchases on September 25, October 1, and October 26, 2009.  The remaining $1,995,000 remains on deposit with the Lender pending agreement on terms and conversion of the construction loan to operating debt or other agreement to release these funds to the Company.

As stated above, the Company and Lender have received approval from the USDA of a pre-application for a Business and Industries Guaranteed Loan.  Applications are being prepared for two separate loans.  The first application will be in the amount of $5,000,000 which would provide additional working capital.  The second application will be for refinancing a yet undecided portion of the $42,500,000 construction loan.  As part of these arrangements, the remaining portion of the construction loan under the original Credit Agreement would be converted to long term debt.

7.  TAX INCREMENT FINANCING

In September 2007, the City of Atkinson, Nebraska, (“Issuer”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to the Company through a loan (the “TIF Loan”) to reimburse the Company for certain infrastructure improvements relating to the plant.  Repayment of the

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

Loan is secured by the Company’s pledge to the lender of the TIF Note (“TIF Lender”) and other obligations relating to the TIF Note.  The original amount of the TIF Note was $6,864,000 and bears interest of 9.5%.

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

The Note matures in semi-annual increments commencing September 1, 2009.  The semi-annual increments commence at $139,000 and increase to $444,000, with a final maturity of December 2021.   Interest on the Note is payable semi-annually on September 1 and December 1, commencing on December 1, 2007.  The interest rate may reset on September 1, 2012 and September 1, 2017 to a rate equal to the 5-year U.S. Treasury Constant Maturity index plus 4.75% for the applicable five-year period and the remainder of the term of the TIF Loan, respectively.  The Company has the option to redeem or purchase the Note in whole or in part. As of September 30, 2009 and December 31, 2008, the Company had $6,725,000 and $6,864,000 outstanding on TIF Loan, respectively.

On July 6, 2009, TIF Lender notified the Company that the Debt Service Reserve Fund was deficient constituting a default under the TIF Loan.

8.  FAIR VALUE MEASUREMENTS

The Company does not have any assets or liabilities measured at fair value on a recurring basis.  Restricted short term investments and restricted cash include certificates of deposit and money market funds which are carried at cost.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the items are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents an asset carried on the balance sheet by level within the valuation hierarchy as of September 30, 2009, for which a nonrecurring change in fair value has been recorded during the quarter ended September 30, 2009.

	Carrying value at September 30, 2009				Nine Months ended September 30, 2009
	Total	Level 1	Level 2	Level 3	Total losses

Distiller’s grains inventory	$53,295	$-	$53,295	$-	$(20,000)
The carrying values of cash and equivalents, restricted cash, restricted short-term investment, accounts receivable, restricted cash, TIF, accounts payable, and due to Delta-T approximate fair value.  It is not currently practicable to estimate the fair value of the notes payable and long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, and there was no readily determinable similar instrument on which to base an estimate of fair value.

9.  COMMITMENTS AND CONTINGENCIES

Construction contract

The Company entered into an Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T, which has been amended with several supplements, amendments and change orders

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

(collectively, the “Delta-T Contract”).  The Delta-T Contract provided, among other things: (i) guarantee of Delta-T’s performance by Delta-T’s parent, Bateman Litwin NV, (ii) the provision by Delta-T of letters of credit in the amounts of $4,000,000 and $5,500,000 for the benefit of Lender and the Company, respectively, and (iii) a promissory note in the amount of $5,000,000 made by the Company in favor of Delta-T.  Disputes between the parties respecting the letters of credit and other matters resulted in the filing by Delta-T of an action in the District Court of Douglas County, Nebraska, in which the court temporarily restrained the Company and Lender from making a draw on one of the letters of credit.  The dispute has since been settled and the parties amended the Delta-T Contract on September 1, 2009 (the “Amendment”).  The Amendment resolved asserted claims by both parties and provided the following, among other things: (i) Delta-T will repair certain plant emissions equipment, (ii) Delta-T will extend the $5,500,000 letter of credit to September 30, 2010 with conditions added to draw on such letter of credit, (iii) Delta-T is relieved of previously agreed upon punch list responsibility with certain exceptions, (iv) Delta-T relinquished all rights to the $3,995,000 of proceeds held by Lender from the September draw against the $4,000,000 letter of credit, (v) the $5,000,000 promissory note in Delta-T’s favor was extinguished, (vi) Delta-T agreed to dismiss its legal action and dissolve the temporary restraining order, and (vii) except as provided above, no further payments or transfer of funds shall be made to or from Delta-T and the Company.  Proceeds from the $3,995,000 and $5,000,000 were both recorded as a reduction to property and equipment.

Plant management agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company pays a fixed monthly payment of approximately $114,000 for such services, which will be adjusted annually.  The Company is currently paying for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation following the Delta-T settlement discussed above.  The agreement will terminate on December 31, 2014 unless terminated by either party giving 180 days prior written notice.  The Company incurred approximately $297,000 and $823,000 for these services for the three and nine month periods ended September 30, 2009, respectively.

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

In May 2006, the Company entered into an agreement, secured by the Company’s line of credit discussed in Note 5, with a natural gas transporter for the transportation of natural gas.  The Company pays the maximum transportation rate unless otherwise agreed for the maximum daily transportation quantity of 2450 MMBtu per day.  The agreement is for a ten year period beginning September 2007 and may be extended for another primary term if agreed to by both parties.

In September 2007, the Company entered into an agreement, secured by the Company’s line of credit discussed in Note 5, with a natural gas transporter to expand the pipeline capacity.  The Company pays the maximum transportation rate unless otherwise agreed for the maximum daily transportation quantity of 1,000 MMBtu per day.  The agreement is for a ten year period beginning September 2007 and may be extended for another primary term if agreed to by both parties.

Transportation agreement

In July 2007, the Company entered into an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company pays a base fee per gallon unloaded plus a surcharge on a penny per gallon basis above the diesel fuel base.  The agreement has a three year term which commenced July 2007 and will

NEDAK ETHANOL, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

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

Revenues from this marketer were approximately $18,135,000 and $38,692,000 for the quarter and nine months ended September 30, 2009, respectively.  Accounts receivable from this marketer were $704,082 as of September 30, 2009.

As of September 30, 2009 the Company has forward contracted sales of ethanol for 2,203,497 gallons with an average price of $1.47 per gallon.  The Company also has basis locked in for another 4,127,897 gallons of ethanol sales for delivery through December 2009.

Distiller’s Grains

In January 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the modified wet distillers grains (“MWDG”).  The buyer pays the Company a percentage of the selling price, subject to a minimum amount per ton, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of MWDG sold over $50 a ton.  The agreement will continue until March of 2011 and renew for an additional two years thereafter unless either party has given four months written notice.  Revenue from this marketer was approximately $1,855,000 and $5,571,000 for the quarter and nine months ended September 30, 2009, respectively.  Accounts receivable from this marketer were $231,697 as of September 30, 2009

Grain Procurement

In December 2006, the Company entered into an agreement with an unrelated party to provide corn required for its production of ethanol.  As of January, 2009, the parties no longer operate under this agreement.  However, the agent continues to provide services to the Company on an at-will basis for nearly all contracts with local producers for the delivery of corn.  The Company pays the agent a service fee of $0.05 per bushel of grain delivered, and the Company also executes some contracts directly with producers for some of its corn.  In the ordinary course of business, the Company will enter into forward purchase contracts for its commodity purchases.  Management considers these forward contracts to be normal purchases since the commodity will be delivered in quantities expected to be used by the Company over a reasonable period in the normal course of business.  Purchases directly from the agent totaled approximately $1,633,000 and $6,013,000 for the quarter and nine months ended September 30, 2009, respectively.

As of September 30, 2009, the Company has commitments on forward purchase contracts to purchase 1,271,000 bushels of corn at an average price of $3.30 per bushel totaling $4,191,000 for delivery between October 2009 and December 2010.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report by NEDAK Ethanol, LLC (the “Company,” “we” or “us”) contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

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

Overview, Status and Recent Developments

The Company was formed in 2003 to construct and operate an ethanol plant near Atkinson, Nebraska.  We began producing ethanol and distiller’s grains at the plant in December 2008.  Our ethanol plant is consuming approximately 17 million bushels of locally grown corn annually, and producing approximately 44 million gallons of denatured fuel-grade ethanol on an annual basis.  We also are selling approximately 360,000 tons of wet distiller’s grains on an annual basis to nearby cattle feeders and have the capability to dry all or portions of that production.

During the third quarter of 2009, we have had a fairly steady run of production.  This was the first full quarter of production without the construction contractor, Delta-T Corporation (“Delta-T”) on site, and follows two years of construction complications and difficulties with start-up related to the repair and rebuilding of tanks, difficulties of the start-up of the dryer and problems respecting the compliance of certain equipment with environmental regulations.  On September 1, 2009 a settlement respecting the Engineering, Procurement and Construction Services Fixed Price Contract with Delta-T (“EPC Contract”) was signed, and we entered the last phase of our relationship with Delta-T, in which Delta-T agreed to provide clear title, free of all potential liens on the plant and equipment, final compliance with all environmental emissions requirements of the plant and a full equipment warranty until June 30, 2010.

The following table summarizes our production for the year and shows the improved operations of the plant.

Production Quantities	First Six Months 2009	Quarter Ended September 30, 2009	First Nine Months 2009
Ethanol (gallons)	13,652,127	10,736,034	24,388,161
Distiller’s Grain (tons)	98,234	72,659	170,893
Corn (bushels ground)	5,211,072	3,867,730	9,078,802
Yield (Undenatured gal/BU)	2.62	2.775	2.69

In the third quarter 2009, our operations employees had complete control of the plant.  During this time, our employees learned of existing warranty issues in some mechanical weaknesses in the equipment and processes in the plant and management had ample opportunity to measure the capabilities, strengths and weaknesses of these employees.  A number of down-time incidents arose from mechanical failures, predominantly with the conveyor systems.  A number of construction faults have been identified and Delta-T has agreed to correct them as warranty repairs.

In the first half of October 2009, we have experienced some significant subsequent events.  Process problems, warranty issues and mechanical failures combined to cause lost production of approximately 330,000 gallons of ethanol.  Over five days, our first experience with fermentation infections reduced production with high acetic and lactic acid concentrations in three fermenters.  The infection was corrected with antibiotics and cleaning processes.  Looking to the future, we have done additional training on proper cleaning procedures.  A conveyor chain, which is a warranty item, caused almost a day of lost production for repairs on two separate occasions.  A replacement chain is scheduled to be onsite in time for installation during the scheduled semi-annual shutdown the last week of October.  Mechanical failures in a molecular sieve valve and a boiler control actuator caused nearly one day of lost production.  Additional spare parts are being ordered to reduce the impact of these types of failures in the future.  The semi-annual shutdown for equipment cleaning and completion of several maintenance and repair items in preparation for the winter months is scheduled for October 26 – 28.  At least three days of lost production for this event is expected to reduce revenues in November.  These productivity losses amount to an estimated loss of production of 10% of nameplate in each of the months of October and November, 2009.

In July 2009, production was 83.7% of nameplate capacity, with 3,261,924 gallons of ethanol produced and both dry and wet distiller’s grains (3,183 tons and 18,380 tons, respectively).  We lost 121 hours of production in July due to conveyor failures, a failure in the beer column and start up problems with the CO2 scrubber and natural gas supply.

In August 2009, production was 100.5% of nameplate capacity with 3,916,946 gallons of ethanol produced and both dry and wet distiller’s grains (5,310 tons and 21,345 tons, respectively).  We lost 31 hours of production in August because the CO2 scrubber had plugged, stopping production, and subsequent inspection for damage that might have been caused by the plugging.

In September 2009, production was 91.3% of nameplate capacity with 3,557,164 gallons of ethanol produced and both dry and wet distiller’s grains (2,869 tons and 21,572 tons, respectively).  We lost 52 hours of production in September because of failures in the conveyor systems.

The recurring problems with the conveyors are being permanently corrected during the planned shutdown for annual steam cleaning and winterization of the plant at the end of October 2009.

On September 16 and 17, 2009, we performed compliance testing with the Nebraska Department of Environmental Quality (“NDEQ”).  Our CO2 scrubber performance passed with good margins.  However, mechanical failure in the dryer Regenerative Thermal Oxidizer (“RTO”) caused rescheduling of compliance testing for that emissions equipment.  We are working with Delta-T and the dryer manufacturer to resolve these problems.  On October 7 and 8, 2009, after some modifications to the RTO, the NDEQ again was on site to observe a second compliance test.  The tests failed at 100% production, but emissions levels were inside limits at 80-85% production.  Again, Delta-T is engineering modifications to bring this equipment up to compliance at 100% production.  There is no schedule, yet, for another round of testing.

We are focused on maximizing our production yield for ethanol beyond the guaranteed 2.68 gallons of ethanol per bushel of corn while producing at 100% of nameplate production or better.  The calculated yield year to date from plant operations at full production is an average of 2.69 gallons per bushel. In August, we accomplished undenatured yield of 2.76 and in September, 2.79 gallons per bushel.  In October, with corn harvest beginning after a cool, wet growing season, we are concerned about the quality of corn from the new crop as it will affect yield.  There are some industry accepted discounts for sub-standard corn, but these variables will not be measurable until we begin to receive the new crop corn at the plant.

Although there have been some improvements in the ethanol and distiller’s grains economics, in our third quarter of 2009, the difficulties in the U.S. and the world economies continued to depress the crush margins and economies of distiller’s grains and ethanol markets to the point that we have accumulated a net loss of $11,286,202 for the nine months ended September 30, 2009.  As in our second quarter of 2009, there remained in the third quarter two fundamental causes of our continued losses: distress in the local distiller’s grain market and depressed consumption of unleaded gasoline.

As we discussed previously, the summer of 2009 was a difficult time for the distiller’s grains business, and our plant and process design is such that we are unable to operate the plant if we are unable to remove the distiller’s grains in a timely way.  2008 brought a dramatic increase of supply of distiller’s grains and in spite of shutdowns from bankruptcy and other reductions of capacity at many plants, a large distiller’s grain supply met a dramatic reduction of demand from cattle and swine feeders in the summer of 2009.  Annual movement of cattle from feedlot to pasture and range grass feeding is an ordinary activity that brings expected downswings in the price for distiller’s grains.  However, the world economic distress of the last year caused significant reduction of cattle feedlot numbers and the downswing in demand in this period became more dramatic than past experience.

This historic reduction of demand for distiller’s grains and the slowdown of the U.S. economy have driven the market prices of unleaded gasoline below the cost of ethanol for extended periods and resulted in significant ethanol product losses.

However, in our third quarter, there were improvements.  In the last days of September, we saw a jump in ethanol prices driving an improvement in the crush margins better than at any time in 2009.  Management believes that this improvement is caused by increased demand relative to a drop in blender inventories and slow restart of plant capacities that have been off line for many months.  Additionally, there is reason to think that the U.S. Environmental Protection Agency (“EPA”) may increase the blender’s limits from 10% to 13% or even 15%, though nothing has yet been announced by the EPA.  Even with such an increase, management does not believe that there will be an immediate substantive benefit to the economics of the ethanol industry.  However, we believe this change would have dramatic effects in the medium and long run and could resolve the problems discussed in recent years in terms of the “Blender’s Wall.”  Without such an increase, and in the absence of dramatic increase of consumption of ethanol into the E85 product, the U.S. infrastructure has been inadequate to consume the full capacity of the newly-constructed (2007/2008) ethanol capacities.  Generally, the price of oil directly affects the price of unleaded gasoline prices.  While the price of oil has been low in recent months, there has been a significant economic benefit to blenders to use ethanol.  It is the Company’s belief that the physical pipeline capacity to use ethanol is constrained if they are limited to 10%.  If the EPA allows the blenders to increase the 10% blend to 13% or 15%, then this constraint will be removed and we believe that the price of ethanol will improve relative to the cost of corn, but as long as supply capacity exceeds demand, that cannot happen.

We remain subject to serious working capital shortages, again made worse by the above mentioned losses in the third quarter of 2009.  However, there has been some relief from receipt of $2,000,000 of cash released by our lender to operations from the settlement with Delta-T.  Our shortage of working capital causes serious difficulties in operations and management of cash disbursements.  The terms of acquisition for our main raw ingredient, corn, as previously reported, are affected by the availability of cash.  We utilize the services of an agent in procuring the majority of corn for our plant, in addition to purchasing directly from farmers.  Local elevators continue to demand more stringent payment terms than we have been able to procure from local farmers and our ability to negotiate the most favorable prices on corn procurement continues to be hampered by our unfavorable levels of working capital.  The new cash has improved our ability to acquire institutional corn, and that has reduced the urgency of our need for adequate quantities of corn.  We expect to acquire adequate working capital through four sources: (i) cash to be received pursuant to settlement with Delta-T as described below, (ii) positive cash flow from operations, (iii) the recommencement of a private offering of preferred units as discussed below, and (iv) a grant and additional term financing.  However, no assurance can be given that such working capital can be obtained.

In July 2009, we received notice from both of our lenders of long term debt of defaults.  On July 6, 2009, Arbor Bank (“TIF Lender”), notified us that the debt service reserve fund (“Fund”) required under our tax increment financing loan was deficient, constituting a default.  As of September 19, 2009, the Fund was deficient by approximately $485,000.  On July 24, 2009, AgCountry Farm Credit Services, FLCA (“Lender”) who provided the construction loan for the plant, declared us in default, due to delinquent payment of fees, deficiency in the raising of equity or subordinated debt, and the failure to achieve nameplate production by May 1, 2009.  As of September 19, 2009, fees were delinquent by $100,000.  Because of the defaults under our loan agreements, we were required to classify most of our debt to current liabilities pursuant to accounting principles generally accepted in the United States if America (“GAAP”).  The primary reason for such defaults are the extended delays and losses associated with startup of the plant as described above.  With the Delta-T dispute now settled, we are concentrating on amending our loan agreements to cure such defaults and we have received indications from Lender that we will be able to restructure our debt in a fashion which allows us to operate in this economic environment.  However, if the negotiations with Lender fail, we will likely need to liquidate our assets and wind up our affairs.

As discussed further below, on September 1, 2009, we reached a settlement with Delta-T which provided for cash payment from a Delta-T letter of credit of $3,995,000.  The first cash released by the Lender was paid directly to our corn procurement agent, and by the end of October $2,000,000 had been received.  The remaining $1,995,000 remains on deposit with Lender pending agreement on terms and conversion of the construction loan to operating debt.  We are discussing the release of this additional cash with the Lender to be used to acquire corn at greatly increased basis (reducing cost) during the 2009 corn harvest.

In July 2009, we delivered a comprehensive business plan to Lender which we believe demonstrated our ability to continue as a going concern.  That plan was significantly revised in August in anticipation of the Delta-T settlement.  Negotiations continue with the Lender to finalize the business plan which would, among other things (i) provide for partial refinancing of the construction debt with a USDA Business and Industries Guaranteed Loan (“B&I Loan”), which would provide us with additional working capital, and (ii) modify the loan covenants and cure existing defaults.  If we are successful in these negotiations with our lender, we will be able to again present the majority of our debt as long term in our financial statements and enhance our ability to continue as a going concern.

Results of Operation

By the end of September 2009, we had produced over 24 million gallons of ethanol.  Production audits have proven starch conversion above the plant guarantees and an average yield from inception of 2.69 gallons per bushel.    The operational strategy is to emphasize increasing yield before increasing throughput.  The cost of corn is almost 7.5 times the next largest expense item (natural gas) in the income statement, and is nearly 66% of total revenues.  Thus, maximizing the yield has significantly more financial benefit than increasing throughput.

Throughout the quarter ended September 30, 2009, we have been in complete operational control of the plant.  The following table provides summary information about the first half of 2009 compared to the third quarter in operations.  Because we did not begin operations of our plant until late December 2008, we do not have comparable data from 2008.  The information below has not been audited.  Comparing these periods, it is apparent that it is not efficient or financially effective to operate the plant at less than full production levels.

Income Statement Items	First Six Months 2009	Percentage First Half 2009	Quarter Ended September 30, 2009	First Nine Months 2009	Percentage First Nine Months 2009
Revenues	$25,285,079	100%	$20,326,786	$45,611,865	100%
Cost of Goods Sold	30,709,680	121%	21,477,426	52,187,106	114%
Gross Loss	(5,424,601)	-21%	(1,150,640)	(6,575,241)	-14%
General & Admin. Expenses	1,242,819	5%	966,774	2,209,593	5%
Operating Loss	(6,667,420)	-26%	(2,117,414)	(8,784,834)	-19%
Other Expense, net	1,599,244	7%	902,124	2,501,368	6%
Net Loss	$(8,266,664)	-33%	$(3,019,538)	$(11,286,202)	-25%

Revenues

Revenues from operations come from two primary sources: sales of ethanol and distiller’s grains.  For the nine months ended September 30, 2009, we received approximately 88% of our revenue from the sale of ethanol and approximately 12% of our revenue from the sale of distiller’s grains.  We sold approximately 13.2 million and 10.7 million gallons of ethanol for the first half ended June 30, 2009, and the quarter ended September 30, 2009, respectively.  We sold approximately 94,000 and 61,000 tons of wet distiller’s grains and 3.3 and 11.3 tons of dried distiller’s grains for the first half ended June 30, 2009, and the quarter ended September 30, 2009, respectively.

As reported last quarter, there are two price/cost relationships that must improve for the Company to become profitable.  By far, the largest numbers in our statement of operations in descending order are (i) ethanol sales, (ii) corn purchases, and (iii) distiller’s grains revenue.

We expect the price of ethanol, relative to corn costs (the “Crush Margin”) to rise.  For the nine months ended September 30, 2009, our revenue from sales of ethanol was only 129% of the cost of our corn.  As mentioned above, this small margin is caused by depressed unleaded gasoline prices and low demand for ethanol relative to supply.  Our forecast for this ratio in 2010 is 139%, which we believe will be driven higher by three factors: (i) improvement in the U.S. economy, (ii) continued political support for ethanol and the renewable fuel standard, and (iii) improvement our ability to negotiate favorable corn costs and contract terms with increased working capital, increased liquidity and steady operations.

The timing for startup of the plant caused additional upward pressure on the high cost of corn in the first nine months of 2009.  With construction delays beginning early in 2007 and disruption into September of 2009, we were unable to enter into any forward contracts for corn during the 2008 harvest, when the most favorable corn costs throughout the year are available.  Then, during the times when the corn supply was at the lowest part of the annual cycle, we were forced to buy corn from every source possible in order to provide for an extended period of commissioning and startup of the plant.

Finally, we expect the price of distiller’s grains to improve.  For the nine months ended September 30, 2009, sales of distiller’s grains only accounted for 12% of sales, when both ethanol and distiller’s grains revenues were depressed.  Our forecast for 2010 brings distiller’s grains revenue up to 18% of total sales, even with increasing ethanol sales revenues.  The absolute value of that revenue increase is expected to be in excess of $5,000,000 for distiller’s grains alone.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 114% for the nine months ended September 30, 2009, versus 121% for the first half ended June 30, 2009.  Our two primary costs of producing ethanol and distiller’s grains are corn and natural gas costs.  As of September 30, 2009, we have forward purchase contracts for delivery 1,271,000 bushels of corn through December 2010, for a total commitment of approximately $4,191,000.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The following chart provides more detail on our cost of goods sold, and a comparison between the periods.

Cost of Goods Sold Items	First Half 2009	Percentage First Half 2009	Quarter Ended September 30, 2009	YTD First Nine Months 2009	Percentage First Nine Months 2009
Revenues	$25,285,079	100%	$20,326,786	$45,611,865	100%
Corn	17,472,787	69%	13,185,923	30,658,710	67%
Denaturant & Chemicals	1,850,871	7%	1,208,639	3,059,510	7%
Ethanol Freight Costs	3,410,372	13%	2,333,298	5,743,670	13%
Natural Gas and Electricity	3,006,839	12%	2,322,154	5,328,993	12%
Production Labor	1,062,178	4%	577,578	1,639,756	4%
Supplies and Maintenance	522,383	2%	300,834	823,217	2%
Property Tax	330,000	1%	314,332	644,332	1%
Depreciation	3,054,250	12%	1,234,668	4,288,918	12%
Total Cost of Goods Sold	$30,709,680	121%	$21,477,426	$52,187,106	114%

General and Administrative Expenses

Our general and administrative expense as a percentage of revenues for the three and nine months ended September 30, 2009 was 5%.  We expect our general and administrative expenses to remain steady throughout the remainder of the 2009 fiscal year.  General and administrative expenses include salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs.  The following chart provides more detail on our general and administrative expenses, and a comparison between the periods.

General and Administrative Expense Items	First Half 2009	Percentage First Half 2009	Quarter Ended September 30, 2009	First Nine Months 2009	Percentage First Nine Months 2009
Revenues	$25,285,079	100%	$20,326,786	$45,611,865	100%
Administrative People Costs	461,981	2%	221,893	683,874	2%
Professional Fees	450,818	2%	420,445	871,263	2%
Insurance	169,921	1%	94,874	264,795	1%
Other	160,099	1%	229,562	389,661	1%
Total General and Admin Expenses	$1,242,819	5%	$966,774	$2,209,593	5%

Construction Contract

We entered into the EPC Contract with Delta-T in August, 2006, which was amended by several supplements, amendments and change orders.  The EPC Contract provided, among other things: (i) a guarantee of Delta-T’s performance by Delta-T’s parent, Bateman Litwin NV, (ii) the provision by Delta-T of letters of credit in the amounts of $4,000,000 and $5,500,000 for the benefit of our lender and us, respectively, and (iii) a promissory note in the amount of $5,000,000 made by us in favor of Delta-T.  Disputes between the parties respecting the letters of credit and other matters resulted in the filing by Delta-T of an action in the District Court of Douglas County, Nebraska, in which the court temporarily restrained us and Lender from making a draw on one of the letters of credit.  The dispute was settled and the parties amended the EPC Contract on September 1, 2009 (the “Amendment”).  The Amendment resolved asserted claims by both parties and provided the following, among other things: (i) Delta-T will repair certain plant emissions equipment, (ii) Delta-T will extend the $5,500,000 letter of credit to June 30, 2010 with conditions added to draw on such letter of credit, (iii) Delta-T was relieved of previously agreed upon punch list responsibility with certain exceptions, (iv) Delta-T relinquished all rights to the

$3,995,000 of proceeds held by Lender from the June draw against the $4,000,000 letter of credit, (v) the $5,000,000 promissory note in Delta-T’s favor was extinguished, (vi) Delta-T dismissed its legal action and dissolved the temporary restraining order, and (vii) except as provided above, no further payments or transfer of funds shall be made to or from Delta-T and us.

As of September 30, 2009, there were two significant liens against our property for a total value of approximately $700,000.  As of the filing of this document, all liens have been released, and Delta-T is required to resolve any future liens if they appear.  Finally, significant warranty issues are being resolved (most significantly with conveyor equipment correcting design weaknesses), and the final emission control compliance issues are being engineered by Delta-T.  Compliance tests will be scheduled when modifications have been completed.

Liquidity and Capital Resources

We had expected that our original equity offerings and debt financing would have been sufficient to cover all costs associated with the initial stage of production.  However, as of September 30, 2009, we had working capital of $131,000, prior to classification of our debt as current maturities of long term debt.  We may continue operating at negative margins, depending on commodity prices.  If we are unable to generate sufficient cash flows from operations or obtain additional debt or equity, our ability to continue operations may be materially hindered.  To the extent we do not raise the entire amount sought under the private offering discussed below, we will be less able to enter into derivative positions, and we may be forced to purchase our corn and market our ethanol at spot prices, which would further expose us to market volatility and associated risks.

Unit Offerings

In March, 2009, in an effort to raise additional working capital to be used primarily to engage in hedging activities, we commenced a private offering of up to 1,200 preferred membership units (“Preferred Units”) at a price of $10,000 per Preferred Unit (the “Private Offering”), under which we issued 185.4 Preferred Units.  The Preferred Units entitle the holders to: (i) subject to (A) any existing debt-related restrictions we may have, (B) after estimated tax distributions, and (C) upon declaration by the Board of Directors, receive preferred cumulative distributions of 10% (“Preferred Return”) before holders of common Membership Units receive distributions, (ii) then share in their proportionate share of any remaining amounts available for distribution, (iii) first receive a distribution of the issuance price of the Preferred Units, plus any unpaid Preferred Return, upon a liquidation event, and (iv) the right to vote as a class for purposes of determining whether a liquidation event has occurred.  Following the third anniversary of the issuance of any Preferred Units, we have the ability to redeem Preferred Units for the original issuance price plus any accrued but unpaid distributions.  Depending on market conditions, we intend to recommence the Private Offering.

Credit Facility

We have entered into the following agreements with Lender regarding our senior secured credit facility (“Facility”) for the provision of construction and permanent debt financing for our ethanol plant: a Master Credit Agreement dated February 14, 2007 (the “Master Agreement”), a First Supplement to Master Credit Agreement dated February 14, 2007 (the “First Supplement”), a Second Supplement to Master Credit Agreement dated February 14, 2007 (the “Second Supplement”), a Third Supplement and Forbearance Agreement to Master Credit Agreement dated April 11, 2008 (the “Third Supplement”), a Fourth Supplement and Forbearance Agreement to Master Credit Agreement dated March 27, 2009 (the “Fourth Supplement”), and a Fifth Supplement and Forbearance Agreement to the Master Credit Agreement dated September 30, 2009 (“Fifth Supplement,” together with the Fourth Supplement, Third Supplement, Second Supplement, First Supplement and the Master Agreement, the “Loan Agreements”).  As of September 1, 2009, we have borrowed $42,500,000 under the Facility. The Facility consists of a multiple advance construction loan during the construction period; and at construction completion, conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan, subject to certain conditions.

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
•
In connection with a $5,000,000 note made payable to Delta-T (now extinguished), we agreed to raise $2,000,000 of additional equity to fund the first $2,000,000 payment on that note.  Our directors personally guaranteed the acquisition of such equity and purchased 101.4 of the Preferred Units in the Private Offering pursuant to those guarantees.

The following table shows the chief financial covenants we must comply with under the Loan Agreements, when we must comply with them, and our status under them at September 30, 2009. Capitalized terms not defined in the table have the meanings provided under the Loan Agreements.  As can be seen in the table, our status as of September 30, 2009 is significantly below the expected compliance targets of the majority of these covenants.

Covenant Type	Description of Covenant	When Covenant Applies	Status as of September 30, 2009	Shortfall

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
		October 1, 2009	(1.06):1.00	Losses of $8,526,800

Working Capital	The Company must maintain at least $5,000,000 in working capital.	October 1, 2009	$130,910*	$4,869,090*

Working Capital	The Company must maintain at least $6,000,000 in working capital.	December 31, 2009	$130,910*	$5,869,090*

Net Worth	The Company must maintain a “Tangible Net Worth” of $41 million. Tangible Net Worth is the Company’s total assets less the sum of (i) the Company’s debt, (ii) the amount of appraisal surplus or any write-up in the book value of any assets resulting from a revaluation or any write-up in excess of the cost of such assets acquired reflected on the Company’s consolidated balance sheet, and (iii) the net book amount of all of the Company’s assets.	October 1, 2009	$33,568,137	$7,431,863

Equity Ratio	The Company must maintain an owner’s equity ratio of 50%. The owner’s equity ratio is the percentage that the Company’s equity is of the Company’s outstanding debt.	October 1, 2009	59%	None

Current Ratio	The Company must maintain a ratio of current assets to current liabilities of 1.20:1.00.	October 1, 2009	1.01:1.00	Current Assets of $1,863,805
*Not including current liabilities for term debt previously classified as long term.

We will seek to comply with the above financial covenants through the following: (i) recommencing the Private Offering as discussed above, (ii) the receipt by us (with Lender’s cooperation) of USDA approval of our pre-application for the B&I Loan, and (iii) the receipt of a USDA working capital grant of $300,000.  If we are unable to obtain these additional funds and/or modify the covenants under the Loan Documents, we cannot be certain of our ability to continue as a going concern.

On September 30, 2009, we executed the Fifth Supplement with the Lender, which (i) extended the payment dates of our restructuring fees, (ii) extended the first principal payment until April 1, 2010, (iii) provided Lender will release $2,000,000 of restricted cash for the purchase of corn, and (iv) requires us to fund a loan reserve account with $2,000,000 of cash if we receive the B&I Loan.

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

TIF Note

In June 2007, the City of Atkinson, Nebraska (“City”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to us to reimburse us for certain infrastructure improvements relating to our plant.  The TIF Note is an obligation of the City, not of us, and is expected to be retired from property tax payments we will make to the City, which in turn are based on the value of our land and buildings.  The TIF Note serves as collateral for a loan with an outstanding balance of $6,725,000 (the “Loan”) as of September 30, 2009.  We received the net proceeds of the Loan in the amount of $4,939,925 pursuant to a Loan Agreement we entered into with the lead lending agent, Arbor Bank (“TIF Lender”), under which we have loaned such proceeds to the City in exchange for the TIF Note.  The first principal payment was paid on June 1, 2009 from the debt reserve account established with a portion of the original loan funds, and the next required payment comes due on December 1, 2009.

The repayment of the TIF Note was originally expected to be paid from reimbursement of incremental tax revenue that derived from the property improvement with construction of the plant.  Construction delays caused delay of the assessment and the payment of taxes, and therefore has affected the schedule of the loan repayment.  Furthermore, the economic condition in the ethanol industry has resulted in a number of plants being sold at auction, establishing a market price for ethanol facilities that at times has been far lower than the cost of construction.  Generally, the cost of construction for an ethanol facility is approximately $2.00 per gallon.  Our cost of construction has been slightly higher, primarily because we had to construct extensions to both the rail lines and the natural gas lines.  The assessed value of the real property portion of our plant is significantly less than anticipated as a result of the sale-at-auction transactions of other plants establishing a market value for ethanol facilities at approximately $0.60 per gallon, suggesting a maximum market value for our plant at less than $30,000,000.

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

In negotiation and cooperation with TIF Lender, we appealed to the Holt County Board of Supervisors requesting a transfer of $16,000,000 personal property assessed values to real property causing a net change to tax liability of zero, but increasing the portion of tax payments that would be refunded to TIF Lender in payment of interest and principal.  These changes were granted and will be in effect for the tax year 2009, payable in 2010.

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

Ethanol revenues are controlled in the market place.  Our risk management team meets weekly and assesses the balance of forward purchases of corn with forward sales of ethanol and the risks associated with the trends in the marketplace.  In recent months, the price for ethanol has closely followed the market prices of corn.  The price of unleaded gasoline is also a primary concern in that if the price of ethanol rises above the Reformulated gasoline Blend stock for Oxygen Blending (“RBOB”) price, then the economies do not allow favorable margins for the discretionary blenders and demand for ethanol falls.

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

Ethanol, corn and energy markets have demonstrated a complex relationship in the past 24 months.  Generally speaking, the Company believes that the price of energy provides a ceiling value for ethanol, particularly in the price of crude oil as driven into the price of unleaded gasoline, otherwise known in the markets as RBOB.  However, except when affected by that upward limit, we believe that the price of ethanol follows the price of corn with a high degree of correlation, with the Crush Margin dictated by the market relationships of supply and demand.  As discussed above, that Crush Margin has been squeezed in recent months by the oversupply of ethanol capacity, but can be significantly affected by any of several factors, including the relationship of distribution infrastructure and its limits to handle the volume of ethanol that could be produced by the existing capacity while limited by the EPA to

10% blends for regular unleaded gasoline.  Also affecting the Crush Margin is the price of oil.  In mid 2008, when oil was at levels up to and above $140 a barrel, the cost of RBOB allowed profitable blending of ethanol, even when corn costs were above $6 and $7.  At that time, the Crush Margin was high even though the cost of corn was at record levels.

The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  At the end of September, 2009, year-to-date corn cost as a percent of ethanol sales was 85%, and of gross sales as 66%.  However, this ratio had improved for the month of September 2009 alone to 76% and 62% respectively.  We expect to continue to improve this relationship for the remainder of 2009 and forecast the year-end ratios to be 74% and 62%.  Forecasts for future years assume that this relationship will be between 73-76% of ethanol revenues and 59-62% of gross revenues.

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

We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, provided we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we will seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  We have recorded gains on derivative instruments of approximately $1,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively.  We do not have any open positions as of September 30, 2009.

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of inventory, and inventory purchase commitments, long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the Company’s Loan Agreements. Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Whether the carrying value of the Company’s plant assets should be discounted for impaired value has been considered, and management has determined that there should be no adjustments to carrying value as of September 30, 2009 for the following three reasons.  First, the Company’s short time in operation under distress from construction delays, equipment failures and startup complications, provides inadequate cost history to assess with reasonable levels of certainty what the cost structure will be going forward.  Second, the economic structure of the distiller’s grain markets has been excessively volatile throughout initial plant operations.  The cash flow to be generated from sales of distiller’s grains is a critical requirement for the Company to generate future profitability.  Third, the economic recession in the U. S. during the entire startup and operations of the plant further complicates the measurement of the Company’s ability to generate future cash flows that are required to document material impairment to the carrying value of the Company’s plant assets.  In the Business Plan provided to the Lender, the Company has assumed 1) future distiller’s grain revenue will be 18% of gross revenue (forecast for year-end 2009 is 15%), 2) future corn costs will be 72-76% of ethanol revenue (forecast for year-end 2009 is 81%), and 3) these relationships drive future net profitability estimates of 1-3% of gross revenues (forecast for year-end 2009 is a net loss of 17%).  If the Company fails to realize these economic improvements, it is likely, in the future, that asset values will need to be adjusted to reflect impaired value by reason that the Company will be unable to forecast future cash flows sufficient to carry those values.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our consolidation financial condition, results of operations or liquidity.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Exchange Act of 1934), as of September 30, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2009, we commenced the Private Offering for the issuance of up to 1,200 Preferred Units at $10,000 per Preferred Unit, for a maximum of $12 million.  During our the third quarter of our fiscal year we issued one Preferred Unit.  Through September 30, 2009, we have issued 185.4 Preferred Units under the Private Offering for a total of $1,854,428.  The Preferred Units sold in the Private Offering were made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted under the Securities Act.  With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the Preferred Units by means of any form of general solicitation or advertising.  Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.  Each purchaser represented in writing that the Preferred Units were being acquired for investment for such purchaser’s own account, and agreed that the Preferred Units would not be sold, without registration under the Securities Act of 1933 or exemption from the same.

Item 3.  Defaults Upon Senior Securities.

On July 6, 2009, TIF Lender notified us that the Debt Service Reserve Fund was deficient, constituting a default under the TIF Loan.  As of September 30, 2009, the Debt Service Reserve Fund was deficient by approximately $485,000, however we believe we will be able to execute an amendment to the TIF Loan to resolve such deficiency.

On July 24, 2009, as discussed above, Lender declared the Company’s Credit Facility in default, due to delinquent payment of fees, deficiency in the raising of equity or subordinated debt, and failure to achieve nameplate production by May 1, 2009.  There are no payment deficiencies.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1
Fifth Supplement and Forbearance Agreement to Master Credit Agreement entered into as of September 30, 2009 by and between NEDAK Ethanol, LLC, AgCounty Farm Credit Services FLCA (formerly Farm Credit Services of Grand Forks, FLCA)

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

NEDAK ETHANOL, LLC

Date: October 30, 2009	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: October 30, 2009	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary