Form 10-K
period 2009-12-31
NEDAK ETHANOL, LLC
filed 2010-04-05
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the Common Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Common Membership Units) was $48,340,000.

As of March 23, 2010, the Company had 5,233 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—NEDAK 2009 Annual Report, which is attached hereto as Exhibit 13.1 and Proxy Statement relating to fiscal 2009 for annual meeting to be held on June 16, 2010

TABLE OF CONTENTS
Certain information required to be included in this Form 10-K is incorporated by reference to information contained in (i) NEDAK’s Annual Report to Shareholders for its fiscal year ended December 31, 2009 filed as an exhibit to this report on Form 10-K (the “2009 Annual Report”) and (ii) NEDAK’s Proxy Statement relating to its fiscal year ended on December 31 2009 for the annual meeting to be held on June 16, 2010 (the “2010 Proxy Statement”).  The following cross-reference index shows the page locations in the 2009 Annual Report of that information which is incorporated by reference into this Form 10-K from the 2009 Annual Report.  The 2010 Proxy Statement has not yet been filed by NEDAK, but will be filed within 120 days of the fiscal year ended on December 31, 2009.  All sections of the 2009 Annual Report and 2010 Proxy Statement that are not incorporated herein by reference are not required to be included in this Form 10-K and therefore should not be considered a part hereof.

		Form 10-K Page	2009 Annual Report Page
	Part I
Item 1	Business	2
Item 1A	Risk Factors	10
Item 2	Properties	24
Item 3	Legal Proceedings	25
Item 4	Reserved	25
	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	25	5
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8	Financial Statements and Supplementary Data	26	F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A(T)	Controls and Procedures	26	19
Item 9B	Other Information	26
	Part III
Item 10	Directors, Executive Officers and Corporate Governance	26
Item 11	Executive Compensation	26
Item 12	Security Ownership of Certain Beneficial Owners and Management	26
Item 13	Certain Relationships and Related Transactions, and Director Independence	26
Item 14	Principal Accountant Fees and Services	27
	Part IV
Item 15	Exhibits and Financial Statement Schedules	27

Signatures

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Our ability to obtain the debt and equity financing necessary to operate our plant and our ability to meet the associated covenants;
•	Changes in our business strategy, capital improvements or development plans;
•	Mechanical difficulties in operation of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations and our ability to comply with environmental regulations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Volatile commodity and financial markets;
•	Changes in interest rates and lending conditions; and
•	Results of our hedging strategies.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.nedakethanol.com which includes links to reports we have filed with the Securities and Exchange Commission (“SEC”).  The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

NEDAK Ethanol, LLC (the “Company,” or “us,” or “we”), a Nebraska limited liability company, was organized in 2003 and built a plant to produce ethanol and distiller’s grains on our 73-acre site located near Atkinson, Nebraska.  Our principal business office is located at 87590 Hillcrest Road, Atkinson, Nebraska 68713.  We completed full startup of the ethanol facility in June, 2009 and have the annual capacity to process approximately 17 million bushels of corn, through a dry milling process, into approximately 44 million gallons of ethanol per year (mgy).  We also produce approximately 340,000 tons of wet distiller’s grains annually.  We are currently operating at approximately 100% capacity.

Our Ethanol Plant

Our plant is comprised primarily of a raw material storage and processing area, a fermentation area comprised principally of fermentation tanks, a finished product storage and distillation area, and a drying unit for processing modified wet distillers grains.  We also utilize a transload facility near O’Neill, Nebraska, approximately 16 miles from our plant, where ethanol is held in a storage tank or railcars pending rail shipment.  Our plant uses a dry milling process to produce fuel-grade ethanol as its main product, in addition to the co-product distiller’s grains.

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

Ethanol Supply

Annual ethanol production capacity has continually grown since 1980.  According to the Renewable Fuels Association, in 1992 ethanol production surpassed one billion gallons in the U.S., and production has continued to steadily grow since then.  In 2002 ethanol production in the U.S. surpassed two billion gallons, by 2007, production further increased to 6.5 billion gallons and in 2009 it topped ten billion gallons.  Due to general economic difficulties and commodity prices in the last half of 2008, approximately two billion gallons of additional capacity that was planned or already under construction was put on hold, but the Renewable Fuels Association indicates that  total ethanol production capacity is now approximately 12 billion gallons.

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

Current Markets and Future Demand

Federal Energy Policies

  The Energy Policy Act of 2005 (the “2005 Act”) eliminated the oxygen content requirement in reformulated gasoline, making use of oxygenates like ethanol optional for the petroleum industry in meeting clean air standards, and established a larger demand for ethanol, requiring an increase in production of approximately 700 million gallons per year over several years.

  The Energy Independence and Security Act of 2007 (the “2007 Act”) modified the 2005 Act which created the Renewable Fuels Standard (the “RFS”). The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used, and applies to refineries, blenders, distributors and importers, and does not restrict the geographic areas in which renewable fuels may be used.  Among other things, the 2007 Act  increased the RFS to require that a larger amount of renewable fuels (from 4.5 billion gallons in 2007 to 36 billion gallons by 2022) be used in the fuel refining industry, including twelve billion gallons of renewable fuels in 2010, and increased the RFS for renewable fuels to 15 billion gallons by 2015, while determining that the balance of the RFS production will come from other types of fuels, such as advanced biofuel, cellulosic biofuel and biomass-based diesel.

  To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers have requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. A final decision will not be publicly announced until June 2010 pending further tests of the higher blend mixture. However, preliminary assessments by the National Renewable Energy Laboratory and the EPA have suggested that newer vehicles that were manufactured after 2001 were able to use the higher blend product with no adverse effects. We believe this increased blend rate would have a significant positive impact on demand for ethanol.

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

Environmental and Other Regulation

Our ethanol production is subject to environmental and other regulations. We obtained environmental permits to construct and operate our ethanol plant.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the Renewable Fuels Standard, or RFS 2. We believe these final regulations grandfather our plant at its current operating capacity, though expansion of our plant will need to meet a threshold of a 20% reduction in green house gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our plant, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Change component is included in this lifecycle GHG emissions calculation, though this standard is being challenged by numerous lawsuits.

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos.

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

E10 plus

Unleaded gasoline with a 10% blend of ethanol accounts for the majority of ethanol consumption in the U.S.  In 2008, production capacity in the U.S. surpassed the demand for ethanol and is expected to remain in surplus until the maximum blend for all highway gasoline powered vehicles is raised.  The United States Department of Agriculture (“USDA”) recently published comments discussing the potential for increasing the maximum ethanol blend as high as 20%.  If the ethanol blend is increased, industry observers believe that the first increases will be to a 12% or 13% level.  Until blend percentages are increased, we believe that the price for ethanol will continue to face downward pressure from surplus capacity.

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

Raw Materials

Corn Requirements

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.   In recent months, the market price of ethanol has tended to track the market price of corn.  However, the market price for energy, and for gasoline in particular, has provided a ceiling for the market price of ethanol without respect for the price of corn.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices, especially when the market prices for energy are low.  As of March 12, 2010, corn for May 2010 delivery was $3.64 a bushel.

Our ethanol plant needs approximately 16 to 18 million bushels of corn per year, or approximately 47,000 bushels per day, as the feedstock for its dry milling process.  The grain supply for our plant will be obtained primarily from local markets.  We utilize the services of a third party agent on an at-will basis for nearly all contracts with local producers for the delivery of corn and pay the agent a service fee of $0.04 per bushel of grain delivered, and we execute some contracts directly with producers for some of our corn.  In the ordinary course of business, we will enter into forward purchase contracts for our corn purchases.

Energy Requirements

The production of ethanol is a very energy intensive process which uses significant amounts of electricity and natural gas.  Water supply and quality are also important considerations.  Presently, about 40,000 BTUs of energy are required to produce a gallon of ethanol.

 Natural Gas

Our plant requires a natural gas supply of 1.3 to 1.7 billion cubic feet per year.

Supply.  We have recently entered into a management consulting agreement with The Loyalton Group to help us manage our gas supply.  Purchase of our gas supply will be arranged by Loyalton Group and contracted directly between us and multiple gas suppliers.  We receive distribution services for all of our natural gas from Source Gas.  We entered into a Negotiated Rate Agreement for Distribution Transportation Service (“Negotiated Rate Agreement”) with Source Gas which establishes the minimum and maximum quantities of natural gas to be delivered to us under a separate Transportation Service Agreement.  We agreed to pay Source Gas a distribution fee per therm delivered to us for the first five years of the Negotiated Rate Agreement, and such rate automatically increases thereafter according to a formula based upon the GDP Implicit Price Deflator published by the U.S. Department of Commerce.

Transportation.  To access sufficient supplies of natural gas to operate the plant, a connection to a distribution pipeline approximately six miles from our site was constructed.  We have entered into two Firm Transportation Service Agreements with Kinder Morgan Interstate Gas Transmission LLC under which we have agreed to pay monthly reservation fees for guaranteed interstate pipeline transportation.  In conjunction with the second Firm Transportation Agreement, we have agreed to pay a monthly Facility Reimbursement Fee in addition to the normal reservation fee.

Electricity

Our plant requires a continuous supply of 1.3 kilovolt-ampere, 12,400 volt electrical energy, which we purchase from the Nebraska Public Power District.

Water

Our plant requires approximately 400 gallons of fresh water per minute.  While much of the water used in an ethanol plant is recycled back into the process, boiler makeup water and cooling tower water must be fresh.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Much of the water can be recycled back into the process, which will minimizes the effluent, which can have the long-term effect of lowering waste water treatment costs.  Many new plants today are zero or near zero effluent facilities.  We anticipate that there should be no more than 40 gallons per minute required of non-contaminated water required.  The water from the cooling tower and the boiler blowdown water are put in a pond and released to the environment either through evaporation, or by discharge into the Elkhorn River pursuant to our discharge permit.  Our water requirements are supplied through wells, though allocations of future water resources for the Upper Elkhorn District will be set by the Upper Elkhorn Natural Resources District (“NRD”).

Competition

Ethanol has become a widely used commodity, but the market is still developing.  Price competition is becoming a factor of the overall marketplace, as opposed to direct price competition between producers.  The Nebraska Ethanol Board reports that there are 24 operating plants in Nebraska, one under construction and one plant currently idled.  Those operating plants account for annual productive capacity of 1.8 billion gallons of ethanol, of which we will contribute 44 million gallons once at name plate capacity.

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

The ten counties surrounding our production facility have produced nearly 81 million bushels of corn per year over the last ten years.  Specifically, Holt County, where we are located, is the largest producer of those ten counties with an average corn production of 24 million bushels per year over the same time period.  This large production in a region with limited demand has pressed the corn price down below the national average for the last 20 years at an average of 40-45 cents per bushel.  Our demand of 17 million bushels is more than 20% of production in the ten county region and more than 80% in Holt County.

We believe we have an advantage due to our westernmost location which lowers our cost of delivery from our plant into the western U.S. markets.  Conversely, we are at a disadvantage delivering our product into the larger markets of the eastern U.S.

Other Competition

The Renewable Fuels Association reports that world production of ethanol in 2008 was approximately 17.3 billion gallons, with Brazil, the second largest producing country, producing 6.5 billion gallons.  Excluding the United States and Brazil, all other countries contributed 1.8 billion gallons.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for a tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.  Total imports of ethanol into the U.S. in 2008 was estimated by the Renewable Fuels Association to be 10.7 million gallons.

Competition from Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. New products or methods of ethanol production developed by larger and better financed competitors could provide them competitive advantages over us and harm our business.

Marketing

Ethanol

We entered into an Ethanol Marketing Agreement with Eco-Energy, Inc. of Franklin, Tennessee (“Eco”), under which Eco purchases all of our ethanol and resells it.  We pay Eco a fee of $.01 per net gallon of ethanol purchased. The Eco agreement will continue for 36 months after production startup, unless renewed.  Most of our ethanol will be sold into markets throughout the United States and will be shipped primarily by truck to our transload facility in O’Neill, Nebraska, and then by rail. Our target market area includes local, regional (Nebraska, South Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota, Illinois, Wisconsin and Iowa) and national markets.

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

Transportation and Storage

In order to capitalize on low land acquisition costs, local corn costs, and a number of other factors associated with locating our plant in Atkinson, we transport our ethanol by truck to a transload facility approximately 16 miles from our plant.  We entered into a Transportation Agreement (the “Carrier Transportation Agreement”) with

Western Oil Trans Inc. (“Carrier”), under which Carrier ships our ethanol to our rail facility.  The term of the Carrier Transportation Agreement will continue until July 29, 2010 and automatically renew for successive one year periods.  The Carrier Transportation Agreement may be terminated by either party upon providing notice 180 days prior to the end of the then-current term, if the Carrier’s authority to provide shipping services is modified, upon mutual agreement, or upon the discontinuance of either party’s business.

We entered into an Industry Track Agreement (“NENE Track Agreement”) with the Nebraska Northeastern Railway Company (“NENE”), under which we constructed a rail line (“Track”) over NENE’s property located near the center of the City of O’Neill, Nebraska.  The NENE Track Agreement has an initial term of five years and will automatically continue thereafter until terminated by either party upon 30 days’ notice.  The NENE Track Agreement may also be terminated in the event we are unable to cure certain specified defaults, if NENE is authorized to abandon its line which connects to the Track, or if NENE is no longer able to operate over the Track.  Under the NENE Track Agreement, we are responsible for, among other things, maintaining all permits required to operate the Track, and maintain the Track; and NENE has agreed to provide rail service to transport our ethanol over the Track.

We entered into a Track Lease Agreement (the “Track Agreement”) with the Nebraska Game and Parks Commission (the “Commission”), under which we lease from the Commission a parcel of land (the “Property”) to use as a rail spur track over which we transport our ethanol.  The Track Agreement has a term of ten years and will automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration date of its intention to not renew.  We are obligated to pay an annual rental fee of $10,000 for use of the Property.  Additionally, we are responsible for any public assessments respecting the maintenance or use of the Property.  The Track Agreement provides that we are responsible to maintain the track on the Property and are solely responsible for our operations on the Property and complying with applicable laws regarding our use of the Property.

We are currently leasing approximately 167 rail cars for which we pay approximately $92,000 per month.  The average cost per car is $550, which is above the current market as a result of originally entering into long term leases at a time when the market value was around $700 per month.  With weather related problems in the winter of 2009-2010, we have been forced to enter into short-term (one and two month) leases in order to move ethanol when storage approaches full.

Regulatory Environment

Governmental Approvals

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental, construction and operating permits, some of which are discussed below.  Our failure to obtain and maintain the permits discussed below or other similar permits which are required and those which may be required in the future could force us to make material changes to our business or to shut down altogether.

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

NDEQ Air Quality Permit

 We received an Air Quality Operating Permit from NDEQ that allows us to operate our business.  We received Notices of Violation (“NOV”) from the NDEQ arising from failures of emission equipment designed and installed by our design builder, Delta-T Corporation (“Delta-T”).  That equipment includes the plant’s regenerative thermal oxidizer (“RTO”) used to control emissions from the dryer and the CO2 Scrubber used to control emissions from the ethanol process.  The RTO had not performed according to the design specified in the Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T (the “Delta-T Contract”), and we continue to assess methods to resolve the problem.  The CO2 Scrubber failed in original compliance testing, and all of the problems were corrected with equipment modifications and process adjustments, including chemical injection.  During the startup operations of the plant beginning in January 2009 and continuing through the date of the original compliance testing, Delta-T had operated the plant without these modifications and as a result, we received a NOV in January 2010 which asserted that due to the failure of the CO2 Scrubber, our operation of the plant violated our operating permit issued by the NDEQ.  Accordingly, while we believe that we have resolved the operational shortfalls cited in the NOVs, it is possible the NDEQ or the Nebraska Office of the Attorney General could assess fines against us as a result of having operated the plant with the equipment before it was operating in compliance.  As a result of subsequent negotiations and problem solving in cooperation with the NDEQ, we believe the chance that material penalties will be assessed is remote.

Other Permits

A General Stormwater Permit for Industrial Activity has been obtained from NDEQ under which we are presently operating and we have implemented a Storm water Pollution Prevention Plan for monitoring the storm water leaving the site.  We also obtained a permit for non-process wastewater which  governs the discharge of noncontact water used in the production of ethanol. There are presently three separate wells near our plant that provide us with our water supply.   All three wells have been registered with the Nebraska Department of Natural Resources (“NDNR”) and their status is registered as “commercial.”  The operation of the wells has also received the approval of the NRD.  Any new or additional wells necessary for the operation of the facility will require registration and approval by the NRD.

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

Operational Safety Regulations

We are also subject to federal and state laws regarding operational safety.  Risks of substantial compliance costs and liabilities are inherent in ethanol production, and costs and liabilities related to worker safety may be incurred.  Possible future developments-including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our construction or operation could result in substantial costs and liabilities.

Research and Development

We may conduct limited research and development to improve our operational efficiency and performance, but we have not determined the scope of such research and development.

Employees

As of December 31, 2009 we had 30 employees, including salaried employees, and five full time management independent contractors.  We renewed an Employment Agreement with Jerome Fagerland as of November 1, 2009, under which Mr. Fagerland serves as our President and General Manager.  Mr. Fagerland devotes substantially all of his time to our business.   Our Board Chairman, Everett Vogel, Vice Chairman, Richard Bilstein and our Secretary

Treasurer, Timothy Borer, each devote about 15 hours per week to our business.  See “Compensation of Directors and Executive Officers” in our 2010 Proxy Statement.  We have entered into a Plant Operating Agreement with HWS Energy Partners, L.L.C. (“HWS”), under HWS manages our ethanol plant.  HWS provides, for the employment by us, a sufficient number of employees to operate our plant.  While all employees excepting HWS’s key management personnel are our employees, HWS is responsible for timely identifying employee candidates and assuring that vacancies are filled.

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

We do not expect an active trading market for our Membership Units to develop. To maintain our partnership tax status, our Membership Units may not be publicly traded. We will not apply for listing of the Membership Units on any stock exchange or on the NASDAQ Stock Market. As a result, Members may not sell Membership Units readily. Transfer of Membership Units is also restricted by our Third Amended and Restated Operating Agreement dated March 4, 2009 (the “Operating Agreement”) and subject to the procedures contained therein. Transfers without the approval of our Board of Directors are not permitted and are invalid. Furthermore, the Board of Directors will not approve transfer requests unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the Internal Revenue Code of 1986, as amended (the “Code”).  The fair value of our Membership Units will likely be lower because they are illiquid. Members may be required to bear the economic risks associated with an investment in us for an indefinite period of time.

If we issue additional Membership Units in the future this will result in dilution to our existing Members.

As discussed in more detail in the 2009 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we may issue additional equity.  Our Board of Directors may choose to issue additional Units—including Class A Preferred Units which have preferred terms versus our Common Units—at prices lower than Units previously sold to provide additional financing in the near term or in the future. The issuance of any such Units may result in a reduction of the book value or fair value of the outstanding Units. If we do issue any such additional Units, such issuance also will cause a reduction in the proportionate ownership and voting power of all other Members.

Our debt service requirements and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

Under our credit facility, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, pay distributions and to make capital expenditures, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The credit facility also contains financial covenants including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ratio and a minimum fixed charge coverage ratio.    As discussed in the 2009 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we presently are not in compliance with some of these covenants. These requirements, in addition to our obligations to repay principal and interest on the credit facility, make us more vulnerable to economic or market downturns. If we are unable to service our debt or modify our covenants, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital.  We have classified this debt as a current liability on our December 31, 2009 balance sheet since we are presently in default on covenants and the lender could make the entire debt immediately due and payable. If this occurs, we likely will not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. As of December 31, 2009, we had approximately $49 million of total debt outstanding. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Members may not receive cash distributions on our Membership Units which could result in an investor receiving little or no return on his or her investment.

Distributions on our Membership Units are payable at the sole discretion of our Board, subject to the provisions of the Nebraska Limited Liability Company Act (the “Act”), our Operating Agreement and our loan agreements.  Cash distributions are not assured, even if we generate taxable income to our Members, and we may never be in a financial position to make distributions.  Our Board may elect to retain future profits to provide operational financing for our ethanol plan, debt retirement and possible plant expansion.  In addition, our loan agreements restrict our ability to make distributions.  This means that Members may receive little or no return on their investment and may be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.  This could result in the loss of a Member’s entire investment.

We operate in capital intensive businesses and rely on cash generated from operations and external financing. Limitations on access to external financing could adversely affect our operating results.

Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plant and anticipated levels of required working capital were funded under our long-term credit facility. Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our business and overall commodity market conditions. In addition, we may need to raise additional financing to fund our operations. In this market environment, we may experience limited access to financing. This could cause us to reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a material adverse effect on our operations and financial position.

Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we cannot pay our debt service, we may be forced to sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our units could be significantly reduced.

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the assets at the time of the impairment.  Future impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

RISKS ASSOCIATED WITH OUR FORMATION AND OPERATION

Our results of operations and ability to operate at a profit is largely dependent on managing the spread among the prices of corn, natural gas, ethanol and distiller’s grains, the prices of which are subject to significant volatility and uncertainty.

The results of our ethanol production business are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that we must purchase, and the price of ethanol and distiller’s grains that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn prices or natural gas or decreases in ethanol or distiller’s grains prices may make it unprofitable to operate our ethanol plant.  No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol or distiller’s grains at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol and distillers grains.

In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, methyl tertiary butyl ether, or MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, since that time, this spread has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and distiller’s grains could decline below our marginal cost of production, which could cause us to suspend production of ethanol and distillers grains at our ethanol plant.

We are exposed to credit risk resulting from the possibility that a loss may occur from the failure of our contractual counterparties to perform according to the terms of our agreements.

In selling ethanol and distiller’s grains, we may experience concentrations of credit risk from a variety of customers. We continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

We have limited working capital, which could result in losses that will affect the value of Units or Members’ investment return.

We were organized in 2003 and have a limited operating history and negative working capital. We cannot make representations about our future profitable operation or our future income or losses. If our plans prove to be unsuccessful, Members will lose all or a substantial part of their investment. There can be no assurance that the funds we received in our equity offerings, combined with debt incurred, will be sufficient to allow us to operate our plant until profits are attained.

We may be at a competitive disadvantage compared to other ethanol producers because of our distance from a railhead, which increases our costs and could reduce the value of Membership Units or Members’ investment return.

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

We have entered into a Plant Operating Agreement with HWS, under which HWS manages our ethanol plant.  HWS manages all facets of our plant’s operations and provides, for the employment by us, employees to operate our plant. We have 30 paid persons operating our business. Our success will depend in part on the ability of HWS to attract and retain competent personnel who will be able to help us achieve our goals. It may be difficult to attract qualified employees to Atkinson, Nebraska, a rural and sparsely populated area. If HWS is unable to retain productive and competent personnel, our ability to produce and sell ethanol could be adversely affected.

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

Our business is not diversified and this could reduce the value of Membership Units if our revenues from our primary products decrease.

Our business consists solely of ethanol and distiller’s grains production and sales.  We have no other lines of business or other sources of revenue.  Our lack of business diversification could cause Members to lose all or some of their investment if we are unable to generate a profit by the production and sales of ethanol and distiller’s grains since we do not expect to have any other lines of business or alternative revenue sources.

We have a history of losses and may not ever operate profitably.

From our inception in 2003 through December 31, 2009, we incurred an accumulated net loss of approximately $16,000,000.  Historically, the first quarter markets for corn and ethanol have brought tight margins to the industry, and the first quarter of 2010 is expected to generate additional losses, although at a reduced rate from the first quarter of 2009, which was during startup.  Based on our brief history in the ethanol market, we expect losses to diminish in 2010, but there is no assurance that we will be successful in operating the plant profitably.

If there are defects in our plant, it may negatively affect our ability to operate the plant.

There is no assurance that defects in materials and/or workmanship in our plant will not occur. Such defects have occurred in 2009 and could cause us to halt or discontinue the plant’s operations.  We have released Delta-T from any further responsibility for any construction defects or warranty claims under our settlement with Delta-T.  Accordingly, we will be required to pay for any such defects should they occur.  Any such event may have a material adverse effect on our operations, cash flows and financial performance.

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

The internal controls over financial reporting we have developed may not be adequate, which could have a significant and adverse effect on our business and reputation.

We have designed and tested our internal controls over financial reporting.  As previously reported, prior to December 31, 2008, we identified material weaknesses in our internal controls over financial reporting, which weaknesses have been corrected.  We expect to incur ongoing additional expenses to comply with applicable law, which will negatively impact our financial performance and our ability to make distributions.  This process may also divert management’s time and attention.  Our management is required to report on our internal controls over financial reporting pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and rules and regulations of the SEC thereunder in this report on Form 10-K.  We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting.  There can be no assurance that our quarterly and annual reviews will not identify material weaknesses or that we will successfully resolve all issues which may arise under any such evaluations.

Disruption or difficulties with our information technology could impair our ability to operate.

Our business depends on the effective and efficient use of information technology. A disruption or failure of these systems could cause system interruptions, delays in production and a loss of critical data that could severely affect our ability to conduct normal business operations.

Our ability to successfully operate depends on the availability of water.

To produce ethanol, we need a significant supply of water, and water supply and quality are important requirements to operate an ethanol plant. There are no assurances that we will continue to have a sufficient supply of water to sustain our ethanol plant in the future, or that we can obtain the necessary permits to obtain water directly from the Elkhorn River as an alternative to our wells.  As a result, our ability to make a profit may decline.

New environmental laws could significantly impact our profitability.  We have no current plan to sell the raw carbon dioxide we produce to a third party processor resulting in the loss of a potential source of revenue.

Congress is currently discussing the American Clean Energy and Security Act of 2009 which would create a cap and trade program to reduce greenhouse gas emissions.  The gases covered under the legislation include carbon dioxide, methane, nitrous oxide, sulfur hexafluoride, hydroflourocarbons (HFCs) emitted as a byproduct, perfluorcarbons, and nitrogen triflouride.  The bill requires a reduction in emissions from 17% below 2005 levels by 2020 and 83% percent below 2005 levels by 2050.  These additional emission containment measures could be a prohibitive capital expenditure to us.

We have executed an output contract with a distributor that purchases all of the ethanol we produce, which may result in lower revenues because of decreased marketing flexibility and inability to capitalize on temporary or regional price disparities, and could reduce the value of Units or Members’ investment return.

We executed the Ethanol Marketing Contract with Eco, which provides that Eco purchases the entire output of our ethanol and provides transportation services to us.  Eco markets our ethanol in national, regional and local markets. Our objective in utilizing an output contract is to provide a reliable and predictable market for our ethanol.

We do not plan to build our own sales force or sales organization to support the sale of ethanol. As a result, are dependent on Eco to sell our principal product. When there are temporary or regional disparities in ethanol market prices, it could be more financially advantageous to have the flexibility to sell ethanol ourselves through our own sales force. We have decided not to pursue this route. Our strategy could result in lower revenues and reduce the value of Units if Eco does not perform.  Furthermore, should Eco experience financial difficulties, we are at risk as they carry approximately ten days of trade payables to us.  Their inability to pay us for our ethanol sales could materially and adversely impact our financial results and condition.

Hedging transactions, which are intended to stabilize our corn costs, also involve risks and costs that could reduce our profitability.

In an attempt to mitigate the effects of the volatility of corn costs on operating profits, we take hedging positions in corn futures markets provided we have sufficient working capital.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distiller’s grains to utilize all of the corn subject to the futures contracts. Hedging activities result in costs such as brokers’ commissions and other transaction costs.  If there are significant swings in corn prices, or if we purchase more corn for future delivery than we can use, and if the margin between what we purchase our corn at is not positive when compared to the margin for which we can sell our ethanol, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce ethanol at a loss, all of which would have a material adverse effect on our financial performance.

Liquidity can be affected when margin account balances are insufficient to cover the margin requirements of these hedging transactions.  These accumulated differences in value on these derivatives are marked to market as of the last day of every month and the change in value over the period is recorded in the income statement as a loss or profit each recording period.  These financial statement charges can cause large swings in profitability.

Ethanol production is energy intensive and interruptions in our supply of energy, or volatility in energy prices, could have a material adverse impact on our business.

Ethanol production requires a constant and consistent supply of energy. If our production is halted for any extended period of time as it was at times during 2009, it will have a material adverse effect on our business. If we were to suffer interruptions in our energy supply, our business would be harmed. If we are unable to obtain a natural gas supply on terms that are satisfactory to us, the adverse impact on our plant and operations could be material. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs. We will need to purchase significant amounts of electricity to operate our plant. The prices which we will be required to pay for electrical power will have a direct impact on our costs of producing ethanol and our financial results.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors,’ which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income, all of which could reduce the value of Members’ investment.

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

We are exposed to potential business disruption from factors outside our control, including natural disasters, seasonality, severe weather conditions, accidents, and unforeseen plant shutdowns, any of which could adversely affect our cash flows and operating results.

Potential business disruption in available transportation due to natural disasters, significant track damage resulting from a train derailment, or strikes by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol plant, or transporting ethanol and distiller’s grains to our customers. We also run the risk of unforeseen operational issues that may result in an extended shutdown of our ethanol plant. Such business disruptions would cause the normal course of our business operations to stall and may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

Corn procurement for our ethanol plant is dependent on weather conditions. Adverse weather may result in a reduction in the sales of fertilizer or pesticides during typical application periods, a reduction in grain harvests caused by inadequate or excessive amounts of rain during the growing season, or by overly wet conditions, an early freeze or snowy weather during the harvest season. Additionally, corn stored in an open pile may become damaged by too much rain and warm weather before the corn is dried, shipped, consumed or moved into a storage structure.

    RISKS ASSOCIATED WITH THE ETHANOL INDUSTRY

There have been increasing questions about the viability of ethanol producers.

We believe that the competition in the ethanol market may increase in the near term as the ethanol plants recently sold as part of bankruptcy proceedings return to production.  The Valero Energy Corporation recently purchased seven idle plants.  In addition, several of our competitors including certain subsidiaries of Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.

Increased ethanol industry penetration by oil companies or other multinational companies may adversely impact our margins.

We operate in a very competitive environment. In 2009, significant investment in ethanol production was made by large oil distribution companies through the acquisition of failing organizations.  Prior to that, the ethanol industry  has been primarily comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. We face competition for capital, labor, corn and other resources from these companies. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past year, several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there will be less of a need to purchase ethanol from independent ethanol producers like us. This negative factor may also lead to increasing capacity for ethanol production if new plants are built or existing plants expanded by those oil companies.  Such a structural change in the market could result in a material adverse effect on our operations, cash flows and financial position.

There is scientific disagreement about the wisdom of policies encouraging ethanol production, which could result in changes in governmental policies concerning ethanol and reduce our profitability.

Some studies have challenged whether ethanol is an appropriate source of fuel and fuel additives, because of concerns about energy efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the Energy Policy Act of 2005 (the “2005 Act”) and the Energy Independence and Security Act of 2007 (“2007 Act”), supports ethanol production.  If a scientific consensus develops that ethanol production does not enhance our overall energy policy, our ability to produce and market ethanol could be materially and adversely affected.

Industry distress may adversely impact our ability to access credit necessary to operate.

The ethanol industry has faced significant industry distress in the past two years, with many producers filing bankruptcy.  Furthermore, the overall capital markets in the United States have been illiquid and volatile in 2008 and 2009.  These conditions make it extremely difficult to secure credit, to refinance credit or negotiate forbearance terms with lenders.  Although we have essentially fully drawn on our credit facility, we need to renegotiate the terms of our credit agreement.  Given the market conditions, we may not be able to access credit or procure necessary waivers, which could cause us to have to reduce or shut down our operations and would have a material adverse effect on our operations and financial performance.

We compete with larger, better financed entities, which could negatively impact our ability to operate profitably.

There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Abengoa Bioenergy Corp., Archer Daniels Midland, Cargill, Inc., Green Plains Renewable Energy, Inc., POET and Valero, among others, are capable of producing a significantly greater amount of ethanol than we produce.  Furthermore, ethanol from certain Central American or Caribbean countries is eligible for tariff reduction or elimination upon importation to the United States. Ethanol imported from these Caribbean Basin countries may be a less expensive alternative to domestically-produced ethanol.

This competition also means that the supply of domestically-produced ethanol is at an all-time high.  According to Ethanol Producer Magazine, there were 184 ethanol plants in operation in the United States with the capacity to produce 11.8 billion gallons of ethanol annually as of October 21, 2009.  An additional 12 plants were under construction or expanding which could add an additional estimated 1.1 billion gallons of annual production capacity.  Approximately 23 plants were not producing which could add an additional estimated 1.3 billion gallons of annual production capacity if all plants were online.  Nebraska alone is estimated to produce approximately 1.8 billion gallons of ethanol in 2010.  Excess capacity in the ethanol industry will have an adverse impact on our operations, cash flows and general financial conditions.  If the demand for ethanol does not grow at the same pace as increases in supply, the price of ethanol will likely decline.  If excess capacity in the ethanol industry continues, the market price of ethanol may continue to decline to levels that are inadequate to generate sufficient cash flow to cover our costs.  This could negatively impact our future profitability and decrease the value of our Membership Units and Members’ investment return.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception and consumer acceptance, any of which could negatively affect demand for ethanol and our results of operations.

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

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, including the recently-released EPA regulations on the RFS program, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

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

At present, we cannot provide any assurance that there will be any material or significant increase in the demand for ethanol beyond the increases in mandated gasoline blending. Increased production in the coming years is likely to lead to lower ethanol prices. Additionally, the increased production of ethanol could have other adverse effects as well. For example, the increased production could lead to increased supplies of by-products from the production of ethanol, such as distiller’s grains. Those increased supplies could lead to lower prices for those by-products. Also, the increased production of ethanol could result in a further increase in the demand for corn. This could result in higher prices for corn creating lower profits. There can be no assurance as to the price of ethanol, corn, or distiller’s grains in the future. Adverse changes affecting these prices may have a material adverse effect on our operations, cash flows and financial performance.

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

Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which would adversely affect our financial results.

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugar-cane based, as opposed to corn based, and has historically been less expensive to produce. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

At present, there is a $0.54 per gallon tariff on foreign ethanol. However, this tariff might not be sufficient to deter overseas producers from importing ethanol into the domestic market, resulting in depressed ethanol prices. It is also important to note that the tariff on foreign ethanol is the subject of ongoing controversy and disagreement amongst lawmakers. Many lawmakers attribute increases in food prices to growth in the ethanol industry. They see foreign competition in ethanol production as a means of reducing food prices. Additionally, the tariff on ethanol is controversial internationally because critics contend that it diverts corn from export and impedes Latin American agricultural development.

Ethanol produced or processed in numerous countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large multinational companies have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. As a result, our business faces a threat from imported ethanol either from Brazil, even with the import tariff, or from a Caribbean Basin source. While transportation and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have a material adverse effect on our operations, cash flows and financial position.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets, which may result in lower prices of ethanol throughout the world, including the United States. Such foreign competition is a risk to our business. Further, if the tariff on foreign ethanol is ever lifted, overturned, reduced, repealed or expires, our ability to profitably compete with low-cost international producers could be impaired. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial position.

Our revenue from the sale of distiller’s grains depends upon its continued market acceptance as an animal feed.

Distiller’s grain is a co-product from the fermentation of various crops, including corn, to produce ethanol. The U.S. Food and Drug Administration’s (“FDA”) Center for Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distillers grains as an animal feed. As a result, the market value of this co-product could be diminished if the FDA were to introduce regulations that limit the sale of distiller’s grains in the domestic market or for export to international markets, which in turn would have a negative impact on our profitability. In addition, if public perception of distiller’s grains as an acceptable animal feed were to change or if the public became concerned about the impact of distiller’s grains in the food supply, the market for distiller’s grains would be negatively impacted, which would have a negative impact on our profitability.

Specifically, in the past, Escherichia coli (“E. coli”) outbreaks in beef cattle have been attributed to use of distiller’s grains as a cattle feed. At present, there is no conclusive causal relationship between E. coli and distiller’s grains. However, despite the current lack of scientific evidence, this continued controversy could have an adverse impact on distiller’s grains markets. Any connection, whether based on scientific evidence or popular opinion, between distiller’s grains and E. coli could have a material adverse effect on our operations, cash flows and financial performance.

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

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS, mandate level for 2010 of 12.0 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

The American Jobs Creation Act of 2004 created the VEETC, which is currently set to expire on December 31, 2010. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”), amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry would likely have a material adverse impact on our business by reducing demand and price for the ethanol we produce.

Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices.

To the extent that such federal or state laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably. There has been an increase in the number of claims against the use of ethanol as an alternative energy source. Many of such claims attempt to draw a link between recently increasing global food prices and the use of corn to produce ethanol. Others claim that the production of ethanol requires too much energy. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of ethanol in the United States. Similarly, several states which currently have laws which affect the production and sale of ethanol, such as mandated usage of ethanol, have proposed to modify or eliminate such mandates. To the extent that such state or federal laws were modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Increased federal support of cellulosic ethanol may result in reduced incentives to corn-derived ethanol producers.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the 2007 Act, provides numerous funding opportunities in support of cellulosic ethanol, which is obtained from other sources of biomass such as switchgrass and fast growing poplar trees. In addition, the amended RFS mandates an increasing level of production of biofuels that are not derived from corn. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms of biomass. Cellulosic ethanol has a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. As research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal incentives from corn-based to cellulosic-based ethanol production may reduce our profitability.

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

As discussed elsewhere in this report, we must maintain a variety of permits and approvals from federal, state and local governmental authorities.  Our failure to maintain any one of those permits or approvals could materially harm our financial performance.

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

We are subject to federal and state laws regarding operational safety.  Risks of substantial compliance costs and liabilities are inherent in ethanol production.  Costs and liabilities related to worker safety may be incurred.  Possible future developments-including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our operation could result in substantial costs and liabilities that could reduce the amount of cash that we would otherwise have to distribute to Members or use to further enhance our business.

Carbon dioxide may be regulated by the EPA in the future as an air pollutant, requiring us to obtain additional permits and install additional environmental mitigation equipment, which may adversely affect our financial performance.

Our ethanol plant emits carbon dioxide as a by-product of the ethanol production process.  The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to us concerning carbon dioxide, if Nebraska or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating our ethanol plant profitably, which may decrease the value of our Membership Units and Members’ investment return.

Our business is affected by the regulation of GHG, and climate change. New climate change regulations could impede our ability to successfully operate our business.

Our ethanol plant emits carbon dioxide as a by-product of the ethanol production process. On February 3, 2010, the EPA released its final regulations on the RFS program, or RFS 2. We believe these final regulations grandfather our ethanol plant at its current operating capacity, though expansion of our ethanol plant would need to meet a threshold of a 20% reduction in GHG emissions from a baseline measurement for the ethanol over current capacity to be eligible for the RFS 2 mandate. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. If we sought to expand capacity at our ethanol plant, we would have to apply for additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distiller’s grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity, compliance with then-current regulation of carbon dioxide could be costly and may prevent us from operating our ethanol plant as profitably, which may have a material adverse impact on our operations, cash flows and financial position.

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

We are a Nebraska limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to our Members. However, if for any reason the Internal Revenue Service (“IRS”) would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35 percent for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to our Members. If we were to be taxed as a corporation for any reason, distributions we make to our Members will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our Members.

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

If our allocations of income and deduction are not respected by the IRS, Members may be required to recognize additional taxable income.

We allocate items of income, gain, loss, deduction or credit, if any, consistent with the requirements of Code Section 704(b) of the Code.  We maintain capital accounts in a manner which falls within the “safe harbor” standards for substantial economic effect under Treasury Regulations adopted under the Code, and we believe that our allocations of income and deduction are consistent with each Member’s interest in the Company and will be respected by the IRS.  Nevertheless, if our allocations of income and deduction are not respected by the IRS, the Members may be required to recognize additional taxable income.

Risk of IRS audit.

An entity organized as a limited liability company and taxed as a partnership is likely to be subject to a greater risk of audit by the IRS than are other business entities.  Certain tax aspects of our operations may be challenged upon audit by the IRS.  Any adjustment resulting from an audit by the IRS also could result in adjustments to the tax returns of an individual Member and may lead to an examination of other items unrelated to the Company in such returns or an examination of prior tax returns of the Members.  Moreover, we could incur substantial legal and accounting costs in connection with any challenge by the IRS of the position taken by us on our tax returns regardless of the outcome of such a challenge.

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

Plant Site

This 73.28 acre parcel of land is devoted to our ethanol production and is located in the City of Atkinson, Holt County, Nebraska.  We own this property in fee and do not have any indebtedness respecting it.  The nearest rail road access to this property is approximately 16 miles away in O’Neill, Nebraska.  The cost to extend rail track to our production facility was excessive when compared to the operating costs of trucking our ethanol product to O’Neill.  Therefore, the other three properties are required for delivery of our product to market.

Transload Facility

Our transload facility, on 10.97 acres, is in the City of O’Neill, Holt County, Nebraska.  We own this property in fee.  Trucked from our Atkinson production facility, our ethanol product is loaded into a 1,000,000 gallon storage tank at our transload facility and from that tank into rail cars.

Cowboy Trail

The Cowboy Trail is an abandoned rail road track that has been converted to a public park riding/walking trail across Holt County, Nebraska.  It is owned by the State of Nebraska, Nebraska Game and Parks Commission (“NGP”).  A portion of The Cowboy Trail separates our Transload Facility from the nearest end of the active rail track, which is owned and operated by NENE.
The NGP has authorized our use by lease of approximately one and a half miles of the Cowboy Trail (the “Property”) on which we have constructed a rail spur to connect with the NENE rail track.  We entered into the Track Agreement with the NGP, under which we lease the portion of the Cowboy Trail property to use as a rail spur track over which we transport our ethanol.  The Track Agreement has a term of ten years and will automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration date of its intention to not renew.  The annual rental cost to the Company is $10,000 for use of the Property.  Additionally, we are responsible for any public assessments respecting the maintenance or use of the Property.  The Track Agreement provides that we are responsible to maintain the track on the Property and are solely responsible for our operations on the Property and complying with applicable laws regarding our use of the Property.

O’Neill NENE Property

NENE owns property located in the City of O’Neill, Holt County, Nebraska.  As this property approaches the center of O’Neill, Nebraska, our rail diverges off the Cowboy Trail, and runs through the center of town in an easterly direction for approximately six blocks.  We have entered into the NENE Track Agreement with NENE.  Under the NENE Track Agreement, NENE allows us to construct, maintain and operate the Track over NENE’s property.  The Track links with existing rail owned and operated by NENE.  The NENE Track Agreement has an initial term of five years and will automatically continue thereafter until terminated by either party upon 30 days’ notice.  The NENE Track Agreement may also be terminated if NENE is authorized to abandon its line which connects to the Track, or if NENE is no longer able to operate over the Track.  Under the NENE Track Agreement, we are responsible for, among other things, maintaining the Track; and NENE has agreed to provide rail service to transport our ethanol over the Track.

Item 3.	Legal Proceedings.

We may, from time to time, be named as a defendant in legal proceedings related not only to tort or contract disputes, but also workers compensation claims and other claims and disputes as well.  We are not currently involved in any significant legal proceedings, directly or indirectly and we are not aware of any claims pending or threatened again us or any of the directors that could result in the commencement of legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

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

As of March 15, 2010, there were 1,045 and 36 holders of record of our Common and Preferred Membership Units, respectively.

Subject to the provisions of the Act, distributions are payable at the discretion of our Board of Directors as provided in our Operating Agreement.  The Board has no obligation to distribute profits, if any, to Members.  We have not declared or paid any distributions on our Membership Units to date, and distributions on our Common Units are first subject to preferential distributions on our Class A Preferred Units.  We anticipate distributing a portion of our net cash flow, if any, to our Members in proportion to the Membership Units held and in accordance with our Operating Agreement and any loan covenants to which we may then be subject.  By net cash flow, we mean our gross cash proceeds received less any portion, as determined by our Directors in their sole discretion, used to pay or establish reserves for our expenses, debt payments, capital improvements, replacements and contingencies.  If our financial performance and loan covenants permit, our Board of Directors will consider cash distributions at times and in amounts that will permit Unit holders to make income tax payments.  However, the Board may elect to retain future profits to provide operational financing for the plant, debt retirement and possible plant expansion.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information in response to this Item is incorporated by reference to pages 5 through 19 of the 2009 Annual Report .

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                                Financial Statements and Supplementary Data.

Information in response to this Item is incorporated by reference to pages F-1 through F-18 of the 2009 Annual Report.

Item 9.                                Change In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Information in response to this Item is incorporated by reference to page 19 of the 2009 Annual Report.

Item 9B.                      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated by reference to the information under the captions “Election of Directors” and “Corporate Governance” of the 2010 Proxy Statement.

Item 11.                                Executive Compensation.

Information in response to this Item is incorporated by reference to the information under the captions “Compensation of Directors and Executive Officers,” “Summary Compensation Table” and “Director Compensation” of the 2010 Proxy Statement.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

Information in response to this Item is incorporated by reference to the information under the caption “Voting, Voting Securities and Principal Unit Holders” of the 2010 Proxy Statement.

Item 13.                                Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Party Transactions” of the 2010 Proxy Statement.

Item 14.                                Principal Accountant Fees and Services
Information in response to this Item is incorporated by reference to the information under the caption “Independent Auditor Information” of the 2010 Proxy Statement.

PART IV

Item 15.                                Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report in Exhibit13.1:

Balance Sheets at December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008
Statements of Changes in Members' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Financial Statements

(b)	The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit number 10(ii).1 is a management contract.

2.	Omitted - Inapplicable
3(i).1	Articles of Organization and First Amendment thereto (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, filed December 15, 2005)
3(i).2	Second Amendment to Articles of Organization (incorporated by reference to Exhibit 3 (i) of Report on Form 8-K filed January 23, 2007).
4(i).1	Third Amended and Restated Operating Agreement dated March 4, 2009 (incorporated by reference to Exhibit 3(ii).1 of Report on Form 8-K filed March 9, 2009)
4(i).2	Form of Membership Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, filed December 15, 2005)
4(ii).1	Master Credit Agreement dated February 14, 2007 with Farm Credit Services of Grand Forks, FLCA (incorporated by reference to Exhibit 10.9 of Report on Form 8-K filed February 20, 2007)
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

10(i).29	Form of Amended Promissory Note made by NEDAK Ethanol, LLC in favor of certain Directors (incorporated by reference to Exhibit 10.1 of Report on Form 10-Q filed May 15, 2009).
10(i).30
Amendment Number Three to Engineering, Procurement and Construction Services Fixed Price Contract between Delta-T Corporation and NEDAK Ethanol, LLC (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed September 4, 2009).

10(i).31
Fifth Supplement and Forbearance Agreement to Master Credit Agreement entered into as of September 30, 2009 by and between NEDAK Ethanol, LLC AgCountry Farm Credit Services FLCA (formerly Farm Credit Services of Grand Forks, FLCA) (incorporated by reference to Exhibit 10.1 of Report on Form 10-Q filed October 30, 2009).

10(i).32	Forbearance Agreement dated December 31, 2009 between NEDAK Ethanol, LLC and Arbor Bank (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed January 5, 2010).
10(i).33
Settlement Agreement and Mutual Release Between Delta-T Corporation, Bateman Engineering Inc., Bateman-Litwin N.V. and NEDAK Ethanol, LLC entered on March 19, 2010 (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed March 24, 2010).

10(ii).1	Employment Agreement dated October 30, 2007 between NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed November 2, 2007)
11.	Omitted – Inapplicable
12.	Omitted – Inapplicable
13.1	Annual Report to Security Holders
14.	Code of Ethics (incorporated by reference to Exhibit 14 of Annual Report on Form 10-KSB filed April 1, 2008).
16.	Omitted – Inapplicable
17.	Omitted – Inapplicable
21.	Omitted – Inapplicable
22.	Omitted – Inapplicable
23.	Omitted – Inapplicable
24.	Omitted – Inapplicable
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1.	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.
33.	Omitted – Inapplicable

34.	Omitted – Inapplicable
35.	Omitted – Inapplicable

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NEDAK ETHANOL, LLC

                By:  /s/ Jerome Fagerland
                   (Principal executive officer)

                Date: April 5, 2010

                By: /s/ Timothy Borer
                   (Principal financial and accounting officer)

                Date: April 5, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Name	Date

/s/ Jeff Lieswald	April 5, 2010	/s/ Todd Shane	April 5, 2010
Jeff Lieswald, Director		Todd Shane, Director

/s/ Kirk Shane	April 5, 2010	/s/ Gerald Winings	April 5, 2010
Kirk Shane, Director		Gerald Winings, Director

/s/ Everett Vogel	April 5, 2010	/s/ Richard Bilstein	April 5, 2010
Everett Vogel, Director, Chairman of the Board, Vice President		Richard Bilstein, Director, Vice Chairman of the Board

/s/ Kenneth Osborne	April 5, 2010	/s/ Robin Olson	April 5, 2010
Kenneth Osborne, Director		Robin Olson, Director

/s/ Clayton Goeke	April 5, 2010	/s/ Steve Dennis	April 5, 2010
Clayton Goeke, Director		Steve Dennis, Director

/s/ Paul Corkle	April 5, 2010	/s/ Paul Seger	April 5, 2010
Paul Corkle, Director		Paul Seger, Director

/s/ Jerome Fagerland	April 5, 2010	/s/ Timothy Borer	April 5, 2010
Jerome Fagerland, Director		Timothy Borer, Director