Form 10-Q
period 2010-03-31
NEDAK ETHANOL, LLC
filed 2010-05-14
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010, the issuer had 5,233 Common and 185.4 Class A Preferred Membership Units issued and outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item Number	Item Matter	Page Number

Item 1.	Condensed Unaudited Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

PART I—FINANCIAL INFORMATION

Item 1.                                Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Balance Sheets
	March 31, 2010	December 31, 2009
ASSETS (Note 7)
Current Assets
Cash and equivalents	$3,215,666	$1,853,959
Restricted short term investment (Note 6)	1,153,708	1,153,708
Restricted cash (Notes 7 and 8)	3,989,471	997,656
Accounts receivable	1,536,735	1,149,804
Commodity broker receivable	69,241	94,391
Inventory (Note 3)	2,847,399	2,971,319
Derivative financial instruments (Notes 4 and 9)	446,437	5,325
Prepaid expenses and other	403,193	622,443
Total current assets	13,661,850	8,848,605
Property and Equipment
Land and improvements	4,408,272	4,408,272
Buildings	9,102,173	9,102,173
Plant equipment	73,204,195	73,204,195
Office equipment	200,575	200,575
Vehicles	468,617	468,617
Construction in Progress	10,744	-
	87,394,576	87,383,832
Less accumulated depreciation	(7,738,159)	(6,233,212)
Net property and equipment	79,656,417	81,150,620
Other Assets
Deposits	300,000	300,000
Debt issuance costs, net of accumulated amortization of $487,172 and $419,256 as of March 31, 2010 and December 31, 2009	1,274,063	1,341,979
Total other assets	1,574,063	1,641,979
Total Assets	$94,892,330	$91,641,204

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt (Notes 2, 7 and 8)	$4,637,789	$3,205,471
Accounts payable
Trade	1,340,214	1,834,787
Corn	4,229,852	2,688,561
Accrued liabilities (Note 2)	2,878,456	2,401,015
Reclassification of long-term debt to current (Notes 2, 7 and 8)	44,441,211	45,873,529
Total current liabilities	57,527,522	56,003,363
Long-Term Debt, net of Current Maturities (Notes 2, 7, 8 and 10)	18,750	18,750
Commitments and Contingencies (Notes 2, 6 and 10)
Members’ Equity (Note 5)
Preferred Units, 185.4 units issued and outstanding	1,854,428	1,854,428
Common Units, net of offering costs, 5,233 units issued and outstanding	49,839,281	49,839,281
Accumulated deficit	(14,347,651)	(16,074,618)
Total members’ equity	37,346,058	35,619,091
Total Liabilities and Members’ Equity	$94,892,330	$91,641,204

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Statements of Operations
	Three Months Ended March 31
	2010	2009

Revenues	$20,931,245	$13,306,197

Cost of Goods Sold	20,905,110	15,907,098

Gross Profit (Loss)	26,135	(2,600,901)

General and Administrative Expenses	456,898	485,579

Operating Loss	(430,763)	(3,086,480)

Other Income (Expense)
Gain from litigation settlement (Note 10)	3,000,000	-
Interest income	8,468	16,295
Interest expense	(850,999)	(773,587)
Other expenses	261	-
Total other income (expense), net	2,157,730	(757,292)

Net Income (Loss)	$1,726,967	$(3,843,772)

Weighted Average Common Units Outstanding—Basic & Diluted	5,233	5,261

Net Income (Loss) Per Common Unit—Basic & Diluted (Note 5)	$285.65	$(730.62)

See notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows
	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$1,726,967	$(3,843,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,572,863	1,603,439
Change in fair value of derivative financial instruments	(441,112)	-
Gain from litigation settlement	(3,000,000)	-
Interest earned on restricted cash	-	(4,431)
Interest earned on restricted investments	-	(17,133)
Change in operating assets and liabilities:
Receivables	(361,781)	(1,855,695)
Inventory	123,920	(612,514)
Inventory – corn contracts	-	300,260
Prepaid expenses and other	219,250	(46,303)
Deposits	-	(668,299)
Accounts payable	1,171,680	3,515,541
Accrued liabilities	452,479	221,124
Net cash provided by (used in) operating activities	1,464,266	(1,407,783)
Cash Flows from Investing Activities
Payments for construction in process	(10,744)	-
Capital expenditures	-	(133,067)
Net change in restricted cash and investments	8,185	-
Net cash used in investing activities	(2,559)	(133,067)
Cash Flows from Financing Activities
Proceeds from construction loan	-	614,213
Sale of 185.4 Preferred Units	-	1,005,856
Debt issuance costs	(100,000)	(10,568)
Net cash provided by (used in) financing activities	(100,000)	1,609,501
Net Increase (Decrease) in Cash and Equivalents	1,361,707	68,651
Cash and Equivalents—Beginning of Period	1,853,959	94,691
Cash and Equivalents—End of Period	$3,215,666	$163,342

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of NEDAK Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position, results of operations and cash flows. The results for the three month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying balance sheet as of December 31, 2009 is derived from the audited financial statements as of that date. These condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the annual report for the year December 31, 2009, filed as an exhibit to the Form 10-K filed with the SEC.

Nature of Business

The Company operates a 44 million gallon per year ethanol plant in Atkinson, Nebraska, and produces and sells fuel ethanol and distillers grains, a co-product of the ethanol production process.  Sales of ethanol and distiller’s grains began in January 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles (“GAAP”).  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of inventory and inventory purchase commitments and long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the Company’s credit agreements.  Actual results may differ from estimated amounts, and such differences may be material to the Company’s financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revisions are made.

Subsequent Events

For purposes of these financial statements and all disclosures, subsequent events were evaluated by management through the date that the Company’s Form 10-Q in which these financial statements are included was filed.

2. LIQUIDITY AND MARKET UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the ethanol industry experienced during 2008 and which continued through 2009 and into 2010. These volatilities can have a severe impact on operations.

In 2009, the Company completed construction of its ethanol production facilities with nameplate capacity of 44 million gallons per year and a remote rail load-out facility. In accordance with the Company’s policy for evaluating impairment of long-lived assets, management has estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2010; therefore, no impairment loss was recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand for ethanol in relation to production and supply capacity.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net cost of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The Company’s cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and risk management techniques used to protect against the price volatility. The Company is subject to significant risk that its operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.  Due to the current conditions of these commodity markets, the Company may continue to produce negative margins.

As of March 31, 2010, the Company was in default of its Credit Agreement, as further discussed in Note 7.  For this reason, the Company has reclassified amounts owing under this loan as current liabilities.  Such treatment of the Company’s long term debt will continue, as required by GAAP, until such defaults are cured.

Because of these events and market conditions, there is an increased level of uncertainty with respect to the Company’s ability to obtain sufficient cash flows from operations or debt or equity financing sufficient to cover the liquidity needed for ongoing operations. The Company’s efforts to secure working capital include:

•
The Company and its lender have received approval from the United States Department of Agriculture (“USDA”) of a pre-application for a Business and Industries Guaranteed Loan (the “B&I Loan”), and are in the process of preparing full applications for two Business and Industries Guaranteed Loans (the “B&I Loans”) from the United States Department of Agriculture (“USDA”).  The first application in the amount of $5,000,000 for additional working capital was submitted to the USDA on February 16, 2010.  The second application will be for refinancing a yet undetermined portion of the $42,500,000 construction loan with the lender, but no such application has been filed by the Company yet.

•	The Company applied for a USDA Value Added Producers Grant for working capital of $300,000 on November 30, 2009. It is expected to learn the results of award assessments in the second quarter of 2010.
•	The Company may, depending on market and other conditions, pursue a private offering of equity.

Exclusive of the reclassification of the majority of the Company’s long term debt to current liabilities, the Company would have had working capital of $575,539 which includes restricted cash and investments of $5,143,179 and which includes only Current Maturities of Long Term Debt that represent normal amortization of principal, as of March 31, 2010.  As reported in the Balance Sheet, including the reclassification of long term debt to current liabilities, working capital was negative $43,865,672.

Accrued liabilities include accrued board compensation of $741,750 and $742,500 as of March 31, 2010 and December 31, 2009, respectively, and accounts payable-corn include amounts due to the Company’s grain procurement agent totaling approximately $777,334 and $815,000 as of March 31, 2010 and December 31, 2009, respectively, which have had favorable payment terms. If these favorable payment terms cease, more cash may be required.

These financial statements have been prepared assuming the Company will continue as a going concern.  Until the Company is able to obtain additional working capital from the above options, for which no assurance can be given, or from operations, in addition to modifying the Credit Agreement covenants or refinancing the construction loan, there is substantial doubt as to whether the Company can continue to operate as a going concern.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

3. INVENTORY

Inventory consists of the following:
	March 31, 2010	December 31, 2009
Raw Materials	$665,307	$1,561,766
Work in Process	560,179	567,410
Finished goods	1,621,913	842,143
Total	$2,847,399	$2,971,319

4.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company hedges a portion of its future corn purchases to the extent considered necessary for minimizing risk from market price fluctuations.  Derivative financial instruments recorded on the balance sheet represent the current fair value of the instruments.

As of March 31, 2010, the Company had open positions for 1,255,000 bushels of corn on the Chicago Board of Trade to hedge its forward corn commitments. Management expects all open positions outstanding as of March 31, 2010 to be settled within the current fiscal year.

The following table provides details regarding the Company’s derivative financial instruments at March 31, 2010 and December 31, 2009, none of which are designated as hedging instruments:

	Instrument	Balance Sheet Location	Assets	Liabilities
March 31, 2010	Commodity contracts	Derivative financial instruments	$446,437	$-
December 31, 2009	Commodity contracts	Derivative financial instruments	5,325	-

The following table provides details regarding the gains from the Company’s derivative financial instruments in the statements of operations, none of which are designated as hedging instruments:

	Derivatives not	Location of Gain	Amount of Gain
	Designated as Hedging	Recognized in	Recognized in
	Instruments	Income	Income
Three months ended March 31, 2010	Commodity contracts	Cost of goods sold	$688,962
Three months ended March 31, 2009	Commodity contracts	Cost of goods sold	-

5.  MEMBERS’ EQUITY

In March 2009, the Company commenced a private offering for the issuance of preferred membership units (“Preferred Units”) at $10,000 per Preferred Unit. The Preferred Units entitle the holders thereof to:
i.	receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions:
a.           subject to any existing debt-related restrictions the Company may have,
b.           after estimated tax distributions, and
c.           upon declaration by the Board of Directors,
ii.	then share in their proportionate share any remaining amounts available for distribution,
iii.	first receive a distribution of the purchase price of the Preferred Units, plus any Preferred Return, upon a liquidation event, and
iv.	the right to vote as a class for purposes of determining whether a liquidation event has occurred.

Following the third anniversary of the issuance of the Preferred Units, the Company may redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

As of March 31, 2010, the Company had issued 185.4 Preferred Units, for a total of $1,854,428, of which 101.5 units were issued to Directors of the Company.  The accumulated undeclared Preferred Return as of March 31, 2010 was $179,177, and the total liquidation preference of the Preferred Units as of March 31, 2010 was $2,033,605. There is no activity respecting the offering at this time, and no plans for a restart date.

Losses are generally allocated to all units based upon their respective percentage of units held, except that losses are not allocated to Preferred Units if the Preferred Return has not been achieved.  For purposes of computing the net loss per common unit for the three months ended March 31, 2009, no losses were allocated to the Preferred Units since the Preferred Return has not been achieved.  For purposes of computing the net income per common unit for the three months ended March 31, 2010, net income of $232,137 was allocated to the Preferred Units of which $179,177 represents the cumulative undeclared Preferred Return and $52,960, represents the share of profits allocated to Preferred Units in the event that dividends would be declared.

6.  LINE OF CREDIT

In March 2006, the Company entered into a line of credit agreement, in favor of its natural gas transporter (see Note 10) to reserve pipeline space.  The Company may draw up to $150,000 until maturity in May 2010.  Interest is payable upon the lender’s demand or in May 2010 at a rate of 5.1%.  In August 2007, the Company entered into a line of credit agreement, in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828 until maturity in August 2010.  Interest is payable upon the lender’s demand at a rate of 6.79%.  These agreements are secured by restricted short term investments totaling $1,153,708 as of March 31, 2010 and December 31, 2009.  As of March 31, 2010 and December 31, 2009, there were no borrowings outstanding on the lines of credit.

7.  LONG-TERM DEBT

	March 31, 2010	December 31, 2009
Construction loan under Credit Agreement	$42,500,000	$42,500,000
Members’ notes payable	18,750	18,750
Tax increment financing note (Note 8)	6,579,000	6,579,000
	49,097,750	49,097,750
Less current maturities under original terms	(4,637,789)	(3,205,471)
Less reclassified long-term debt to current	(44,441,211)	(45,873,529)
	$18,750	$18,750

Construction Loan under Credit Agreement

In February 2007, the Company entered into a senior credit facility (“Credit Agreement”) with AgCountry Farm Credit Services, FLCA (“Lender”) for a multiple advance construction loan totaling $42,500,000.  The Company was required to make interest payments during the construction phase at the thirty-day LIBOR plus 3.4%, but not less than 6.0%.  The interest rate was 6.0% at March 31, 2010.  The performance test of the plant was completed in June 2009, but three significant equipment deficiencies prevented final acceptance at that time.  The Credit Agreement provides that the construction loan is to be converted at final acceptance to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  The Company is in negotiations with Lender to convert the loan to long term financing.

The Credit Agreement requires the Company to maintain certain financial covenants, including minimum working capital of $6,000,000, minimum current ratio of 1.20:1.00, minimum tangible net worth of $41,000,000, minimum owners’ equity ratio of 50%, and a minimum fixed charge coverage ratio of 1.25:1.00, and also includes restrictions on distributions and capital expenditures.  As of March 31, 2010, the Company was not in compliance with the working capital covenants (working capital was $575,539 exclusive of the debt reclassification) and the current ratio requirement (a current ratio of 1.04:1.00 without debt reclassification).  The Credit Agreement contains certain

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

prepayment fees in the first four years of the scheduled payments, and the loan is secured by substantially all the Company’s assets.

Under the current terms of the Credit Agreement, the Company is required to make level monthly principal and interest payments of approximately $568,000 beginning April 1, 2010 and ending on February 1, 2018.  If the B&I Loans are granted, the amount and terms of conversion of the construction loan to a Term Loan and a Revolving Term Loan for working capital may change.  The first principal payment was made on April 6, 2010.

Under the terms of the Credit Agreement, the Company must pay a commitment fee of 0.25% on the unused portion of the revolving promissory note upon conversion to the revolving term loan.  In addition, the Company was required to establish and fully fund a $2,400,000 Debt Service Reserve Account on or prior to the loan conversion date, no later than August 1, 2009.  At such time, the commitment amount would have been reduced to an amount not to exceed $7,600,000 and the Debt Service Reserve Fund would no longer be required to be funded.  This requirement was not met.  The Company and Lender are discussing amendments to the terms of the Credit Agreement which may modify the foregoing provisions.

The Company executed a Fourth Supplement and Forbearance Agreement to Master Credit Agreement on March 27, 2009 (the “Fourth Supplement”).  In connection with the Fourth Supplement, the Lender required the Company to obtain $1,000,000 of equity or subordinate debt capital by April 30, 2009, which was guaranteed by the Company’s board of directors in addition to the Preferred Units purchased by the Directors discussed in Note 5.  The Lender extended this April 30, 2009 date to June 30, 2009 by which time the Company only received $844,428.  The payment terms of the additional loan fee of $250,000 from the third amendment to the Credit Agreement were modified to provide that the fee will be paid in five $50,000 quarterly installments beginning on or before January 1, 2010.  In addition, the Company undertook to achieve and maintain indefinitely 100% name plate production on or before May 1, 2009.  The Fourth Supplement also provided that the interest on the unpaid principal amount of the construction and term loans accrues at a variable interest rate equal to LIBOR plus 5.40%, but not less than 6.00%.  In addition to the Fourth Supplement, the Lender delayed required compliance by the Company of certain financial covenants in the Credit Agreement until after September 30, 2009 as well as delayed the requirement to make excess cash flow payments until December 31, 2009.  On July 24, 2009, the Lender again declared the Company in default, due to delinquent payment of fees and interest, deficiency in the raising of equity or subordinated debt, and failure to achieve nameplate production by May 1, 2009.

On September 30, 2009, the Company executed a Fifth Supplement and Forbearance Agreement to the Master Credit Agreement (“Fifth Supplement”) with the Lender, which (i) extended the dates to pay loan and restructure fees to begin on January 1, 2010 with $50,000 per month through January 1, 2011 and an additional payment of $100,000 payable on or before June 30, 2010, (ii) extended the first principal payment until April 1, 2010, (iii) provided for the release of $2,000,000 of restricted cash for the purchase of corn, and (iv) requires the Company to fund a loan reserve fund under the Credit Agreement in the amount of $2,000,000 if the Company receives the B&I Loans for $5,000,000 of working capital.

The Company and the Lender are in discussion to revise the Credit Agreement covenants and resolve outstanding defaults under the Credit Agreement.  No assurance can be provided that such Credit Agreement defaults will be successfully resolved.

Note Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000.  The unsecured loans bore interest at 5% per annum with principal and interest due on April 8, 2009.  On April 8, 2009, the notes were amended and restated to add accrued interest in the amount of $3,750 to the principal.  The unsecured notes, which are classified as long-term debt as of March 31, 2010, continue to bear interest at 5% per annum with principal and interest due on April 8, 2012.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

8.  TAX INCREMENT FINANCING

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

In connection with the issuance of the Note, the Issuer and the Company entered into a Redevelopment Contract (“Contract”).  Under the Contract, the Note proceeds are to be used for Project costs, for the establishment of special funds held by the Note trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The Company may not convey, assign, or transfer the project prior to the expiration of a 15 year period without the prior written consent of the Issuer.  As of March 31, 2010 and December 31, 2009, the Capitalized Interest Fund was approximately $44,000 and $52,500 respectively, and is included in restricted cash on the balance sheet.

The Note is due in semi-annual increments which commence at $139,000 and increase to $444,000, with a final maturity in December 2021.   Interest on the Note is payable semi-annually on September 1 and December 1.  The interest rate resets on September 1, 2012 and September 1, 2017 to a rate equal to the 5-year U.S. Treasury Constant Maturity index plus 4.75% for the applicable five-year period and the remainder of the term of the TIF Loan, respectively.  The Company has the option to redeem or purchase the Note in whole or in part. As of March 31, 2010 and December 31, 2009, the Company had $6,579,000 outstanding on the TIF Loan.

On July 6, 2009, the Lender notified the Company that the Debt Service Reserve Fund was deficient, constituting a default under the TIF Loan.  The primary reason for this default was the extended delays and losses associated with startup of the Company’s ethanol plant.  In order to enable resolution of the Company’s default, the Company and the TIF Lender entered into a Forbearance Agreement dated December 31, 2009 (the “Agreement”).

Under the Agreement, the Company agreed to authorize a transfer from the Debt Service Reserve Fund to satisfy the Company’s principal payment due to TIF Lender on December 31, 2009.  With the authorization of payment to TIF Lender from the Debt Service Reserve Fund, the Company became current on all required payments to TIF Lender, but has violated covenants in the TIF Loan requiring immediate replenishment of the Debt Service Reserve Fund.  Moreover, the Company agreed to and is attempting to seek the consent of Lender to (i) grant a security interest and Deed of Trust in favor of the TIF Lender upon the Company receiving, or being denied, the B&I Loan, (ii) grant a security interest in all reserve funds established under the TIF Loan and (iii) amend to the TIF Loan documents to (a) reduce the TIF Loan’s interest rate from 9.5% to 6.0% for three years, and upon expiration of the three years, the interest rate will revert to 9.5%, (b) reduce the Debt Service Reserve Fund to an amount equal to 12 months of principal payments, (c) make the Debt Service Reserve Fund funding contingent on the Company’s previous year’s profitability and (d) require the financial covenants and ratios in the TIF Loan documents to be consistent with the financial covenants and ratios to be agreed upon with Lender.

Under the Agreement, the TIF Lender agreed to refrain from exercising any of its rights or remedies under the TIF Loan, including acting on Company’s failure to maintain a sufficient amount in its Debt Service Reserve Fund or meet TIF Loan covenants, for a period beginning on December 31, 2009 and ending on the earlier of (a) March 31, 2010 or (b) 30 days following the approval of the proposed B&I Loans. This Forbearance Agreement has expired, and the TIF Lender has extended the standstill date to May 15, 2010.  If the Company and the TIF Lender fail to extend the Agreement or reach other arrangements containing similar forbearance obligations by May 15, 2010, the TIF Lender may (i) charge the Company an interest rate of 4% over the interest rate the Lender would otherwise be able to charge the Company, (ii) charge the Company a late charge of 5% of a payment if the payment is more than 10 days overdue, (iii) accelerate the entire amount of principal outstanding under the TIF Loan (which was $6,579,000 as of March 31, 2010) and (iv) exercise any other rights available to it under Agreement or at law.  All payments of interest and principal are current.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

Due to the default mentioned above, the TIF Loan is classified in current liabilities.

9.  FAIR VALUE MEASUREMENTS

Accounting standards establish a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1:  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table summarizes by level, within the fair value hierarchy, the Company’s assets (liabilities) that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

Commodity contracts	Level 1	Level 2	Level 3	Total
March 31, 2010	$446,437	$-	$-	$446,437
December 31, 2009	5,325	-	-	5,325

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the items are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes by level, within the fair value hierarchy, the Company’s assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2010:

Inventory	Level 1	Level 2	Level 3	Total
March 31, 2010	$-	$-	$2,847,399	$2,847,399

Inventory was written down by $318,340 as of March 31, 2010 to fair value based upon the estimated selling price of ethanol, less estimated transportation costs, and production costs for work in process and raw materials.

The carrying values of cash and cash equivalents, restricted cash, restricted short-term investments, accounts receivable, the commodity broker receivable, derivative financial instruments and accounts payable are recorded at or approximate fair value.  Management determined it is not practicable to estimate the fair value of the notes payable and long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, and there was no readily determinable similar instrument on which to base an estimate of fair value.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

10.  COMMITMENTS AND CONTINGENCIES

Construction Contract

The Company entered into an Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T Corporation (“Delta-T”), which has been amended with several supplements, amendments and change orders (collectively, the “Delta-T Contract”).  The Delta-T Contract provided, among other things: (i) guarantee of Delta-T’s performance by Delta-T’s parent, Bateman Litwin NV (“Bateman”), (ii) the provision by Delta-T of letters of credit in the amounts of $4,000,000 and $5,500,000 for the benefit of Lender and the Company, respectively, and (iii) a promissory note in the amount of $5,000,000 made by the Company in favor of Delta-T.  Disputes between the parties respecting the letters of credit and other matters resulted in the filing by Delta-T of an action in the District Court of Douglas County, Nebraska, in which the court temporarily restrained the Company and Lender from making a draw on one of the letters of credit.  The parties amended the Delta-T Contract on September 1, 2009 (the “Amendment”).  The Amendment settled certain asserted claims by both parties and provided the following, among other things: (i) Delta-T would repair certain plant emissions equipment, (ii) Delta-T would extend the $5,500,000 letter of credit to September 30, 2010 with conditions added to draw on such letter of credit, (iii) Delta-T was relieved of previously agreed upon punch list responsibility with certain exceptions, (iv) Delta-T relinquished all rights to the $3,995,000 of proceeds held by Lender from the September 2009 draw against the $4,000,000 letter of credit, (v) the $5,000,000 promissory note in Delta-T’s favor was extinguished, (vi) Delta-T agreed to dismiss its legal action and dissolve the temporary restraining order, and (vii) except as provided above, no further payments or transfer of funds shall be made to or from Delta-T and the Company.  The extinguishment of the $5,000,000 promissory note and other contract liabilities were recorded as reductions to property and equipment.  The receipt of the $3,995,000 cash, less $228,433 for costs expected to be incurred, was recognized as a gain in other income during the fourth quarter of 2009.

On March 19, 2010, the Company, Delta-T, Bateman and Bateman Engineering Inc. (“Bateman Engineering”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), under which, among other things, (i) Delta-T and Bateman authorized the Company to draw $3,000,000 from a letter of credit, and (ii) the Company released Delta-T and Bateman from all warranties and other claims under the Delta-T Contract.  The Settlement Agreement settled all outstanding disputes among the Company, Bateman and Delta-T relating to the Delta-T Contract and construction of the Company’s ethanol plant. The receipt of the $3,000,000 was recognized as a gain in other income during the three months ended March 31, 2010, and is included in restricted cash as of March 31, 2010.

Plant Management Agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company pays a fixed monthly payment of approximately $120,434 for such services, which will be adjusted annually.  The Company is currently paying for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation following the Delta-T settlement discussed above.  The agreement will terminate on December 31, 2014 unless terminated by either party giving 180 days prior written notice.  The Company incurred approximately $364,929 and $266,579 for these services for the quarters ended March 31, 2010 and 2009, respectively.

Utility Contracts

In March 2006, the Company entered into an agreement with a natural gas provider for the procurement, and management of natural gas transportation and supply.  The Company pays for the natural gas based on actual consumption along with a monthly management fee of $0.07 per MMBtu delivered.  The agreement was automatically renewed for an additional two-year term in February 2008.  As of March 31, 2010 this contract has been allowed to expire and the Company has entered into a consulting agreement with a management services

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

company who is negotiating for gas supply on the Company’s behalf and making recommendations as to methods and sources of gas procurement on a week by week basis.

In May 2006, the Company entered into an agreement, secured by the Company’s line of credit discussed in Note 6, with a natural gas transporter for the transportation of natural gas.  The Company pays the maximum transportation rate unless otherwise agreed for the maximum daily transportation quantity of 2450 MMBtu per day.  The agreement is for a ten year period beginning September 2007 and may be extended for another primary term if agreed to by both parties.

In September 2007, the Company entered into an agreement, secured by the Company’s line of credit discussed in Note 6, with a natural gas transporter to expand the pipeline capacity.  The Company pays the maximum transportation rate unless otherwise agreed for the maximum daily transportation quantity of 1,000 MMBtu per day.  The agreement is for a ten year period beginning September 2007 and may be extended for another primary term if agreed to by both parties.

Transportation Agreement

In July 2007, the Company entered into an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company pays a base fee per gallon unloaded plus a surcharge if above the diesel fuel base.  The agreement has a three year term which commenced July 2007 and will automatically renew for additional one-year terms unless terminated by either party by written notice no less than 180 days prior to the ending date of the initial three-year term or of any renewal term.

Marketing Agreements

Ethanol

In November 2006, the Company entered into a marketing agreement with an unrelated party for the sale of its ethanol. The Company pays the marketer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided.  The agreement will continue until December 2010.  The agreement will automatically renew for an additional one year unless the Company gives four months’ written notice.

The marketer leases rail cars to the Company with varying terms under this agreement, which leases may survive the actual marketing agreement by many years.  The Company has lease agreements for 184 rail cars under this agreement.  There are 70 cars under leases that expire before the end of 2011 and carry an average monthly rental cost of $319.  The remaining leases are for 105 cars and have expiration dates between March 31, 2017 and August 31, 2020, with average monthly rental cost of $709.

Revenues from sales to this marketer were approximately $17,131,473 and $9,646,607 for the quarters ended March 31, 2010 and 2009, respectively.  Accounts receivable from this marketer were $1,187,518 and $674,671 as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the Company has forward contracted sales of ethanol for 7,781,500 gallons of ethanol under variable price arrangements.

Distiller’s Grains

In January 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the Company’s modified wet distillers grains (“MWDG”).  The marketer is to operate in good faith to obtain a market competitive price.  The marketer pays the Company the selling price, less a marketing fee equal to $1.50 per ton of MWDG sold at $50 a ton or less or 3.0% of the price of MWDG sold over $50 a ton.  The agreement will continue until March of 2011 and renew for an additional two years thereafter unless either party has given four months written notice.  Revenue from this marketer was approximately $2,436,750 and $2,140,753 for the quarters ended

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

March 31, 2010 and 2009, respectively.  Accounts receivable from this marketer were $338,227 and $332,092 as of March 31, 2010 and December 31, 2009, respectively.

Grain Procurement

In December 2006, the Company entered into an agreement with an unrelated party to supply corn required for its production of ethanol.  As of January 2009, the parties no longer operate under this agreement.  However, the agent continues to provide services to the Company on an at-will basis for nearly all contracts with local producers for the delivery of corn to the Company.  The agent is paid a service fee of $0.04 per bushel of grain delivered, and the Company also executes some contracts directly with producers (which include directors) for some of its corn.  In the ordinary course of business, the Company will enter into forward purchase contracts for its corn purchases.  Management considers these forward contracts to be normal purchases since the corn will be delivered in quantities expected to be used by the Company over a reasonable period in the normal course of business.  Purchases directly from the agent totaled approximately $901,751 and $3,208,079 for the quarters ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company had commitments on forward purchase contracts to purchase 679,396 bushels of corn at an average price of $3.76 per bushel totaling $2,555,000 for delivery between April 2010 and December 2010.  Also, the Company had commitments on un-priced forward purchase contracts for 1,564,488 bushels, for delivery between April 1 and December 31, 2010.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

The Company has received Notices of Violation (“NOV”) from the Nebraska Department of Environmental Quality (“NDEQ”) arising from failures of emission equipment designed and installed by Delta-T.  That equipment includes the plant’s regenerative thermal oxidizer (“RTO”) used to control emissions from the dryer and the CO2 Scrubber used to control emissions from the ethanol process.

The RTO had not performed according to the design specified in the Delta-T Contract, and the Company continues to assess methods to resolve the problem.  The CO2 Scrubber failed in original compliance testing, and equipment modifications and process adjustments were made, including chemical injection, to remediate the issue.  During the startup operations of the plant beginning in January 2009 and continuing through the date of the original compliance testing, Delta-T had operated the plant without these modifications and as a result, the Company received an NOV in January 2010 which asserted that due to the failure of the CO2 Scrubber, the Company’s operation of the plant violated the operating permit issued by the NDEQ.

While the Company believes it has resolved all of the operational shortfalls cited in the NOVs, it is possible the NDEQ or the Nebraska Office of the Attorney General could assess fines against the Company as a result of having operated the plant with the equipment before it was operating in compliance.  As a result of subsequent negotiations and problem solving in cooperation with the NDEQ, the Company believes that the chance that any material penalties being assessed is remote.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q of NEDAK Ethanol, LLC (the “Company,” “we” or “us”) contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

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

Overview, Status and Recent Developments

We completed full startup of our ethanol plant in June 2009, and have the capacity to annually process approximately 17 million bushels of corn, through a dry milling process, into approximately 44 million gallons of ethanol per year (“mgy”).  We also produce approximately 340,000 tons of wet distiller’s grains annually.  We are currently operating at approximately 100% capacity.

Our profitability is driven by the relationship between the cost of our primary input, corn, and the price at which we can sell our primary product, ethanol (“Crush Margin”).  Our plant needs approximately 47,000 bushels of corn per day as the feedstock for its dry milling process.  The grain supply for our plant is obtained primarily from local markets.  The price and availability of corn are subject to significant fluctuations depending upon a number of

factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.   Often the market price of ethanol has tended to track the market price of corn.  However, at the same time, the market price for energy (gasoline in particular) has provided a ceiling for the market price of ethanol without regard to the price of corn.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices, especially when the market prices for energy are low.  As of April 30, 2010, our flat price cash bid for May 2010 corn was $3.43 a bushel.

Crush Margins are historically poor in the first quarter of the year.  Unusually strong demand in the beginning of the quarter supported this margin during part of our 2010 first quarter, but as winter weather caused reduced driving demand for gasoline, the Chicago Board of Trade (“CBOT”) Crush Margin declined from $0.47 at year end 2009 to $0.29 as of April 30, 2010.  At the end of the first quarter, the Crush Margin was $0.31, but as of May 12, 2010 with CBOT corn closing at $3.706 per bushel and ethanol closing at $1.645 per gallon, the Crush Margin has improved slightly to $0.321.  There is no assurance that this up tick will be extended, but with the expectations of continued economic recovery in the U.S. and increasing driving with the associated demand for vehicle fuels, we expect this Crush Margin to continue to improve through the Spring of 2010 and into the Summer of 2010.

We believe the industry will need to grow both product delivery infrastructure and demand for ethanol in order to increase Crush Margins in the long term.  Ethanol annual productive capacity has continually grown since 1980.  According to the Renewable Fuels Association, in 2002, ethanol production in the U.S. surpassed two billion gallons, by 2007, production further increased to 6.5 billion gallons, and in 2009 it topped ten billion gallons.  The Renewable Fuels Association indicates that total ethanol production capacity is now approximately 12 billion gallons.  Currently, the renewable fuel standard (“RFS”) supports demand at volumes effectively equal to national production capacity.  Furthermore, the theoretical economic benefit of blending supports demand (ethanol costs less than reformulated blendstock for oxygenate blending (“RBOB”)).  However, the physical distribution infrastructure and a United States Environmental Protection Agency (“EPA”)-imposed limit of 10% blend for use in vehicles that are not designed as flex-fuel vehicles continues to depress the market draw on capacities sufficient to support a Crush Margin high enough to generate profitability in a plant such as ours which has significant interest and depreciation expenses.  We believe that these two obstacles will improve in the medium term.

Our secondary source of revenue is the sale of distiller’s grains.  Because distiller’s grains compete with other protein-based animal feed products, the price of distiller’s grains may decrease when the prices of competing feed products decrease. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distiller’s grains, which will result in lower revenues.  We currently anticipate an increase in revenues from the sale of distillers grains in 2010 over the level achieved in 2009.

Other key factors affecting our profitability are federal and state laws affecting environmental and safety controls.  Finally, with the development of full operations, we have become actively involved in hedging our corn and natural gas with the use of commodity derivative contracts.  While our ability to hedge is limited by constraints on liquidity and cash, our risk management strategy attempts to balance our risk of loss caused by market volatility. Our lack of working capital hindered our ability to hedge and therefore maximize Crush Margins in the first quarter of 2010, as we otherwise may have been able to lock in a respectable Crush Margin for the first quarter of 2010 through such hedging in the fourth quarter of 2009.  Accordingly, our results of operations for the first quarter of 2010 were not as favorable due to these challenges.

Results of Operations

In the first quarter 2010, we experienced a significant improvement in production rates and consistency of throughput.  In the month of March 2010, our plant achieved 103% of nameplate capacity with a method and standard operating procedure that provides us with some confidence that we will be able to continue to do so in the future.

Comparison year-to-year First Quarter Production
Production Quantities	First Quarter 2010	First Quarter 2009	Variance better / (worse)	Fourth Quarter 2009
Ethanol (000’s gallons)	11,134	7,592	3,542	9,966
Distiller’s Grain (000’s tons)	80	68	12	76
Corn (000’s bushels ground)	4,008	2,751	1,257	3,671
Yield (Undenatured gal/BU)	2.78	2.76	0.02	2.71

This quarter is different from the same quarter last year and the previous quarter caused by many changing circumstances.  Our initial production in the first quarter of 2009 was reduced because we were in the final construction phase at that time.  The increased volume is a 47% improvement over the same quarter last year.  However, the 12,000 ton improvement in production of distiller’s grains is distorted by drying of a portion of the output.  Of the 80,000 tons produced in the first quarter 2010, approximately 3,000 tons were dry.  Had that product been fully hydrated, the volume of production would also have reflected the 47% improvement.

It is important to also note the improvement in yield in the first quarter 2010 when compared to the last quarter of 2009. The weather and equipment-related problems of the fourth quarter of 2009 continued to affect the early production of January 2010, but as shown in the table above, they were resolved early in the quarter and significant improvements were fully realized by the end and through most of the quarter.

Key objectives for the remainder of 2010 are the conversion of our construction loan to an operating line with modified loan covenants that reflect the current economic realities of the industry and the Company, and acquiring adequate working capital through the USDA for a Business and Industries guaranteed loan for $5,000,000.  If we are able to obtain the loan and convert existing debt to an operating line, we would expect to be able to reclassify the large debts that are currently classified in current liabilities to long-term debt, although no assurance can be given.

Our priorities for the remaining months of 2010 will be focused on plant operations, including three primary functions: (i) managing cost-effective purchases of inputs for our production process, (ii) optimizing the production process to reduce manufacturing costs, and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distiller’s grains.

Monthly summary of 2010 Q1 operations:
	Ethanol Gallons Produced (000’s)		Corn Bushels Ground (000’s)		Denatured Yield (Gallons / Bushel)		Tons of Wet DGs Sold (000’s)		Tons of Dry DGs Sold (000’s)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

January	3,446	2,817	1,240	1,051	2.78	2.68	25	22	0.4	0
February	3,563	2,347	1,278	839	2.79	2.80	26	22	0.1	0
March	4,125	2,428	1,490	861	2.77	2.82	26	24	2.1	0
Total	11,134	7,592	4,008	2,751	2.78	2.76	77	68	2.6	0

These production outcomes demonstrate a steady, measured improvement month to month.  January production was marginally depressed at the beginning of the month by the weather and equipment problems continuing from December 2009.  However, after that, operations were held down and we gradually increased the rate of production to assure the development of a process of steady, consistent production levels.  Slowly increasing that throughput rate brought the plant up to 98.8% of nameplate production for the month of February 2010.  March production of 4,125,000 gallons is 103.4% of nameplate.

Comparison of our first quarter 2010 and 2009 Statement of Operations Items:

	First quarter 2010	First Quarter 2010 Percentage	First Quarter 2009	First Quarter 2009 Percentage

Revenues	$20,931,245	100%	$13,306,197	100%
Cost of Goods Sold	20,905,110	100%	15,907,098	120%
Gross Profit (Loss)	26,135	0%	(2,600,901)	(20%)
General & Admin. Expenses	456,898	2%	485,579	4%
Operating Loss	(430,763)	(2%)	(3,086,480)	(23%)
Other Income (Expense) net	2,157,730	10%	(757,292)	(6%)
Net Profit (Loss)	$1,726,967	8%	$(3,843,772)	(29%)

First quarter 2010 operations, as explained above, were significantly different from the same quarter a year ago for several reasons.

Financial results for both quarters are heavily affected by the low winter driving demand cycle.  Although there was significant improvement in the first quarter of 2010 compared to the same quarter of 2009, both periods caused operating losses as a result of low prices for ethanol, relative to corn costs caused by the annual cycle of depressed pricing of automobile fuels in the winter months.  As demonstrated in the graph of CBOT Crush Margins, when automobile fuel prices are depressed, the Crush Margin also shrinks.

The improvement year over year in the first quarter 2010 was primarily caused by two factors.  First and foremost is the production increase in 2010 to nearly nameplate capacity.  As we previously reported, our 2009 production was lower because one of the three fermenters had failed final inspection, was demolished and replaced during the beginning months of 2009.  This resulted in output from the plant of approximately two-thirds nameplate capacity and a corresponding operating loss of $3,086,480 in the first quarter of 2009 compared to $430,763 in the first quarter of 2010 with an improvement of $2,655,717.  However, the extraordinary improvement of $5,570,739 in the bottom line with Net Profit in the first quarter of 2010 of $1,726,967 compared to net loss in the first quarter of 2009 of $3,843,772 is a direct result of $3,000,000 of Other Income received from Delta-T Corporation (“Delta-T”) in the final settlement of claims made under the Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T (the “Delta-T Contract”).

Revenues, Cost of Goods Sold, General & Administrative Costs

Revenues

Our revenues from operations come from two primary sources: sales of ethanol and distiller’s grains.  In the first quarter of 2010, without freight reimbursements, we received $17,453,278 (approximately 83%) of our revenue from the sale of ethanol and $2,436,750 (approximately 12%) of our revenue from the sale of distiller’s grains.  The average selling price for ethanol in the first quarter 2010 was $1.69 per gallon, for wet distiller’s grains was $27.94 per ton and for dry, $95.53 per ton.  We sold approximately 10.5 million gallons of ethanol in total for the three months ended March 31, 2009.

As reported at year end, there are two price/cost relationships that must improve for us to become profitable.  Those two relationships are in (i) the cost of corn compared to the price of ethanol and (ii) the price of distiller’s grain relative to the costs that remain uncovered by the Crush Margin achieved from the sale of ethanol net of the cost of corn.  These two relationships are inherently the largest numbers in our statement of operations which in descending order are (i) ethanol sales, (ii) corn purchases, and (iii) distiller’s grains revenue.

We expect the Crush Margin to rise in 2010 as compared to 2009, although no assurance can be given.  For the four quarters of 2009, sequentially, our revenue from sales of ethanol was 110%, 100%, 132% and 140% of our cost of corn.  In the first quarter of 2010 that ratio had improved, year over year by 15% to 125%.  There are two reasons for this improvement.  First, in 2009, we had just started up the plant.  At that time we had been unable to forward contract sales of ethanol in previous months for first quarter sales.  Neither were we able to hedge in the fourth quarter when ethanol prices historically are higher than in the first quarter during the winter months.  Thus, we were forced to sell 100% of our output on the spot market in the season when the Crush Margin is at its lowest levels in the annual cycle.  In the first quarter of 2010, the majority of our January and February production was sold on forward contracts at prices balanced with corn costs to generate gross Crush Margins greater than $0.50 per gallon.  Second, the seasonal depression of Crush Margins were delayed into the end of February 2010, so the margins earned on the portion of production that was not forward contracted during those months was sold into the spot market at more favorable margins.

Our forecast for this ratio in 2010 as a whole is 136%, which we believe will be driven up from the 2009 average of 121% by three factors: (i) improvement in the U.S. economy, (ii) continued political support for ethanol and the renewable fuel standard, and (iii) improvement of our ability to negotiate favorable corn costs and contract terms with increased working capital, increased liquidity and steady operations.  We caution that we cannot provide assurance that such ratios will be achieved.

The graph below demonstrates the geographic distribution of our ethanol sales by state.  It is apparent that we have been able to take advantage of our westernmost location relative to the bulk of the US productive capacity.

Finally, we expect the price of distiller’s grains to improve in the near term.  For the twelve months ended December 31, 2009, sales of distiller’s grains only accounted for 12% of our sales, when both ethanol and distiller’s grains revenues were depressed.  As explained above, our strategy is to contract for sales throughout the summer at rates improved over 2009 summer rates in return for reduced rates in the first quarter and spring of 2010.  We expect this strategy to result in increases in distiller’s grain revenue in 2010 above 2009.  This improvement is not evident in the first quarter comparison of 2010 to 2009 because in 2009 we took the distillers grains revenue that the spot market would bear.  In 2010, as stated above, we have contracted for distillers grains sales at reduced rates in the winter for two reasons, (i) assurance that we will have a market for the distillers grains in the summer and (ii) increased revenue in the summer when many ethanol plants are often forced to reduce production of ethanol because they cannot sell all the distillers grains.

Cost of Goods Sold
	First Quarter 2010		First Quarter 2009
Cost of Goods Sold Items	Dollars	Percentage	Dollars	Percentage

Revenues	$20,931,245	100%	$13,306,197	100%
Costs:
Corn	13,165,692	63%	9,108,148	68%
Denaturant and Chemicals	1,270,459	6%	909,474	7%
Ethanol Freight Costs	1,438,606	7%	1,803,705	14%
Natural Gas and Electricity	2,440,825	12%	1,913,552	14%
Production Labor	631,687	3%	573,936	4%
Supplies and Maintenance	172,078	1%	61,757	0%
Property Tax	285,000	1%	0	0%
Depreciation	1,500,763	7%	1,536,526	12%
Total Cost of Goods Sold	$20,905,110	100%	$15,907,098	120%

Our cost of goods sold in the first quarter of 2010 and 2009 as a percentage of revenues was much improved at 100% from 120%, respectively.  This improvement is predominantly caused by the increased volume resulting from reaching nameplate capacity.  However, another significant factor improving financial performance was a 5% decrease in the cost of corn relative to total revenue from 68% to 63%.  In the startup months of early 2009, because of the uncertain schedule and significant delays as we drew to the end of the construction period, we were forced to purchase corn with very little forward planning.  This caused the cost of corn to come to the plant at a premium, not just in the first quarter of 2009 but continuing all through the spring and summer until the harvest season in the fall, when the annual cycle of corn cost drops to its seasonal low point.  The third factor improving the cost of corn relative to revenue is a year-over-year improvement in the Crush Margin.  Because we had continuous production in the first quarter of 2010 compared to the startup period of first quarter 2009, we had the opportunity to forward contract sales of ethanol for the first quarter 2010 in the last quarter of 2009 when Crush Margins were at their highest in more than two years.  Also helping this year over year relationship was the fact that the low point for Crush Margin in the first quarter of 2010 was higher than the low point of 2009.

Other improvements in the first quarter 2010 versus 2009 are directly related to plant operations at full volume as opposed to two-thirds capacity.  For example, full capacity improved the ratio of Ethanol Freight Costs to Revenues, from 14% to 7%.  Approximately $1,000,000 of this cost is in our fixed lease costs for rail cars.  A significant portion of our fleet was idle with the reduced production during 2009.  Full utilization of this fleet was achieved in the last half of 2009 as the plant operated at nearly full capacities.

The only increasing costs in the first quarter 2010 over first quarter 2009 were in property tax, which was at zero until the plant was turned over to us by Delta-T and in Supplies and Maintenance because we did not have control of the plant in the final phase of construction in the first three months of 2009.

Corn is the largest component of our cost structure.  In the first quarters, the cost of corn per gallon of ethanol produced averaged $1.18 in 2010 compared to $1.20 in 2009.

General and Administrative Expenses
General and Administrative Expense Items	First Quarter 2010	First Quarter 2010 Percentage	First Quarter 2009	First Quarter 2009 Percentage

Revenues	$20,931,245	100%	$13,306,197	$100%
Costs:
Administrative People Costs	219,360	1%	222,658	2%
Professional Fees	124,198	1%	170,635	1%
Insurance	88,327	0%	60,965	0%
Other	25,013	0%	31,321	0%
Total General and Administrative Expenses	$456,898	2%	$485,579	$4%

Our first quarter general and administrative expense as a percentage of revenues for 2010 and 2009 was 2% and 4%, respectively.  General and administrative expenses include salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs.  They were effectively unchanged year over year.

We anticipate some improvement in Professional Fees later in 2010 as a result of finalizing Delta-T negotiations.  Continuing one-time legal costs will accrue in the second quarter 2010 as we negotiate with our lender for final conversion and amendment of the long-term debt facilities.

Environmental Compliance

Our operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which we operate. These laws require us to investigate and remediate the effects of the release or disposal of materials.  We have received Notices of Violation (“NOV”) from the Nebraska Department of Environmental Quality (“NDEQ”) arising from failures of emission equipment designed and installed by Delta-T.

That equipment includes the plant’s regenerative thermal oxidizer (“RTO”) used to control emissions from the dryer and the CO2 Scrubber used to control emissions from the ethanol process.  The RTO had not performed according to the design specified in the Delta-T Contract, and we continue to assess methods to resolve the problem.  The CO2 Scrubber failed in original compliance testing, and equipment modifications and process adjustments were made, including chemical injection, to remediate the issue.  During the startup operations of the plant beginning in January 2009 and continuing through the date of the original compliance testing, Delta-T had operated the plant without these modifications and as a result, we received an NOV in January 2010 which asserted that due to the failure of the CO2 Scrubber, our operation of the plant violated the operating permit issued by the NDEQ.  Accordingly, while we believe that we have resolved all of the operational shortfalls cited in the NOVs, it is possible the NDEQ or the Nebraska Office of the Attorney General could assess fines against us as a result of having operated the plant with the equipment before it was operating in compliance.  As a result of subsequent negotiations and problem solving in cooperation with the NDEQ, we believe that the chance that any material penalties being assessed is remote.

Construction Contract

The Delta-T Contract provided, among other things: (i) a guarantee of Delta-T’s performance by Delta-T’s parent, Bateman Litwin NV (“Bateman”), (ii) the provision by Delta-T of letters of credit in the amounts of $4,000,000 and $5,500,000 for the benefit of our lender and us, respectively, and (iii) a promissory note in the amount of $5,000,000 made by us in favor of Delta-T.  The parties amended the Delta-T Contract on September 1, 2009 (the “Amendment”), which resolved asserted claims by both parties and provided, among other things, that the $5,000,000 promissory note we made in Delta-T’s favor was extinguished.  The extinguishment of the $5,000,000 promissory note and other contract liabilities were recorded as reductions to property and equipment.  The receipt of the $3,995,000 cash, less an estimated $228,000 for costs expected to be incurred, was recognized as a litigation settlement gain in other income in the fourth quarter of 2009.

On March 19, 2010, we, Delta-T, Bateman and Bateman Engineering Inc. (“Bateman Engineering”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), under which, among other things, (i) Delta-T and Bateman authorized us to draw $3,000,000 from a letter of credit, and (ii) we released Delta-T and Bateman from all warranties and other claims under the Delta-T Contract.  The Settlement Agreement settled all outstanding disputes among us, Bateman and Delta-T relating to the Delta-T Contract and construction of our ethanol plant. The receipt of the $3,000,000 was recognized as a gain in other income during the three months ended March 31, 2010.

Liquidity and Capital Resources

Cash provided by operating activities in the quarter ended March 31, 2010 was $1,464,266, compared to cash used in operating activities of $1,407,783 in the quarter ended March 31, 2009.

The restricted cash received from the Settlement Agreement was the most significant element of cash activities in the first quarter of 2010.  Without that restricted cash infusion, working capital increased by $289,086.  In addition, cash and corn accounts payable increased by approximately $1,600,000 during the quarter ended March 31, 2010 due to deferring the payments to a corn supplier that recently declared bankruptcy; awaiting instructions from the bankruptcy court.

We had expected that our original equity offerings and debt financing would have been sufficient to cover all costs associated with the initial stage of production.  As of March 31, 2010, we had working capital of $575,539, prior to classification of $44.4 million of our debt to current liabilities.  We may continue operating at negative margins, depending on commodity prices.  If we are unable to generate sufficient cash flows from operations or obtain additional debt or equity financing, our ability to continue operations may be materially hindered, including our ability to enter into derivative positions, and we may be forced to purchase our corn and market our ethanol at spot prices, which would further expose us to market volatility and associated risks.  The unaudited financial statements included in this report have been prepared assuming that we will continue as a going concern.  Until we are able to obtain additional working capital from operations or outside sources and modify our credit agreement covenants or refinance our construction loan, there is substantial doubt as to whether we can continue to operate as a going concern.

Our plan to improve our liquidity and capital resources is focused on seeking the B&I Loan as discussed below, conversion of our construction loan and modification of covenants under our Loan Agreements discussed below, and potentially issuing additional equity, depending on market conditions and other factors.

Credit Facility

We entered into loan agreements (collectively, the “Loan Agreements”) with AgCountry Farm Credit Services, FLCA (“Lender”) regarding our senior secured credit facility, including a Master Credit Agreement dated February 14, 2007, as amended.  As of March 31, 2010, we have borrowed $42,500,000 under the loan facility, which consists of a multiple advance construction loan ; and the conversion to a permanent ten year term loan facility, a portion of which can be further converted to a $10 million revolving term loan, subject to certain conditions.

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

Affirmative financial covenants under the Loan Agreements require minimum working capital of $6,000,000, minimum current ratio of 1.20:1.00, minimum tangible net worth of $41,000,000, minimum owners’ equity ratio of 50%, and a minimum fixed charge coverage ratio of 1.25:1.00.  As of March 31, 2010 we did not meet two of those covenants, as follows: our working capital was $575,539 (not including current liabilities for term debt previously classified as long term), our current ratio was 1:04 to 1.00 (not including current liabilities for term debt previously classified as long term).  Our failure to meet such covenants over the last year, among other defaults, resulted in all debt under the Loan Agreements being classified as current liabilities.

The Lender has approved capital spending of approximately $1,700,000 for our highest priority list of projects that should increase production consistency, and these funds will be released from restricted cash as the individual projects are approved and purchase orders are released.  On February 19, 2010 we applied to the United Stated Department of Agriculture (“USDA”) for a Business and Industries Guaranteed Loan (the “B&I Working Capital Loan”) of $5,000,000 for working capital.  We are working to obtain another Business and Industries Guaranteed Loan from the USDA, but have not yet moved past the pre-application stage.

Now that the final settlement with Delta-T is complete, we are actively negotiating with the Lender to convert the construction financing to operating lines and to modify the loan covenants to reflect our status after all changes of the last five years.  We cannot predict whether the Lender will agree to modify any of those covenants.  To the extent we are unable to modify those covenants it may not be possible to meet them unless the commodities markets we operate in move in favorable directions.  Until we are able to comply with the covenants under the Loan Agreements, the Lender may take a variety of actions, including immediately accelerating the repayment of all outstanding debt under the Loan Agreements.  Such acceleration could entitle the Lender to liquidate all of our assets, and would likely lead to our bankruptcy, reorganization or winding up of our affairs.

TIF Note

We received a tax increment financing Note (the “TIF Note”) in 2007, which serves as collateral for a loan with an outstanding balance of $6,579,000 (the “Loan”) as of March 31, 2010.  We received the net proceeds of the Loan in the amount of $4,939,925 pursuant to a Loan Agreement we entered into with the lead lending agent, Arbor Bank (“TIF Lender”).

On July 6, 2009, the TIF Lender notified us that our debt service reserve fund under the Loan was deficient, constituting a default.  The primary reason for this default was the extended delays and losses associated with startup of the plant.  In order to resolve the default, we and the TIF Lender entered into a Forbearance Agreement dated December 31, 2009 (the “Agreement”).

Under the Agreement, the TIF Lender will refrain from exercising any of its rights or remedies under the TIF Loan, including acting on our failure to maintain a sufficient amount in the debt service reserve fund until the earlier of (i)

March 31, 2010 or (ii) 30 days following the approval of the proposed B&I Working Capital Loan.  This Forbearance Agreement has expired and the TIF Lender has extended the standstill date until May 15, 2010.

Due to the default mentioned above, the TIF Loan is classified in current liabilities.

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

Commodity Price Risk

We are exposed to market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity we use to produce ethanol.  Our other primary product is distiller’s grains, and we are also subject to market risk with respect to its price.  In general, rising ethanol and distiller’s grains prices should result in higher profit margins, and therefore represent favorable market conditions.  Ethanol and distiller’s grains prices are, however, influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

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

Distiller’s grains are primarily marketed into the local cattle feed market.  Historically, the summer months bring the lowest seasonal demand for this product.  Consistent production volumes and quality are required to maximize the pricing advantage potential of our favorable geography near large numbers of cattle feeders.  Now that we have control of the plant and production, we hope to establish a reputation and relationships with those cattle feeders that will help mitigate the seasonal variability in future years, though ultimately demand for distiller’s grains is not in our control.

Ethanol, corn and energy markets have demonstrated a complex relationship in the past 24 months.  Generally speaking, we believe that the price of energy provides a ceiling value for ethanol, particularly in the price of crude oil as driven into the price of unleaded gasoline, otherwise known in the markets as RBOB.  However, except when affected by that upward limit, we believe that the price of ethanol follows the price of corn with a high degree of correlation, with the Crush Margin dictated by the market relationships of supply and demand.  As discussed above, that Crush Margin has been squeezed in recent months by the oversupply of ethanol capacity, but can be significantly affected by any of several factors, including the relationship of distribution infrastructure and its limits to handle the volume of ethanol that could be produced by the existing capacity while limited by the EPA to 10% blends for regular unleaded gasoline.  Also affecting the Crush Margin is the price of oil.  In mid 2008, when oil was above $140 a barrel, the cost of RBOB allowed profitable blending of ethanol and Crush Margin, even when corn costs were above $6 and $7 a bushel.

The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  At the end of March 2010, our year-to-date corn cost as a percentage of ethanol sales was 75%, which was an 17% improvement from 92% over the first quarter of 2009 and 63% of gross sales, an improvement of 5% from 68% in the first quarter of 2009.  We expect to continue to improve this relationship.  Forecasts for future years assume that this relationship will be between 73-76% of ethanol revenues and 59-62% of gross revenues.

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

We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, provided we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we will seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  We have recorded gains on derivative instruments of $688,962 and $0 for the three months ended March 31, 2010 and 2009, respectively.

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We use estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of inventory, and inventory purchase commitments, and long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the Loan Agreements. Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.  The following paragraph discusses the most significant estimating process in our financial statements.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In accordance with the our policy for evaluating impairment of long-lived assets, we have estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2010; therefore no impairment loss was recognized.  In determining the projected future undiscounted cash flows, we made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price ofethanol and the overall demand for ethanol in relation to production and supply capacity.  Changes in the estimated future prices of corn and ethanol used within the analysis can have a significant effect on the determination of impairment given the sensitivity of the analysis.  In addition to the impairment analysis performed, we believe that the following factors also indicate that no impairment of long-lived assets has occurred.  First, our short time in operation under distress from construction delays, equipment failures and startup complications provides inadequate cost history to assess with reasonable levels of certainty what the cost structure will be going forward.  Second, the economic structure of the distiller’s grain markets has been excessively volatile throughout initial plant operations.  The cash flow to be generated from sales of distiller’s grains is a critical requirement for us to generate future profitability.  Third, the economic recession in the U.S. during the entire startup and operation of the plant further complicated the measurement of our ability to generate future cash flows that are required to document material impairment to the carrying value of our plant assets.  In the impairment analysis, we assumed (i) future distiller’s grain revenue will be 13% of gross revenue, (ii) future corn costs will be 75% of ethanol revenue, and (iii) these relationships drive net profitability estimates for 2010 of 3% of gross revenues.  If we fail to realize these economic improvements, it is likely in the future, that asset values will need to be adjusted to reflect impaired value because we would be unable to forecast future cash flows sufficient to carry those values.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Exchange Act of 1934), as of March 31, 2010.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

On July 6, 2009, TIF Lender notified us that the debt service reserve fund was deficient, constituting a default under the TIF Loan.  In order to resolve the default, we and the TIF Lender entered into a Forbearance Agreement dated December 31, 2009 (the “Agreement”).  Under the Agreement, the TIF Lender will refrain from exercising any of its rights or remedies under the TIF Loan, including acting on our failure to maintain a sufficient amount in the debt service reserve fund until earlier of (i) March 31, 2010 or (ii) 30 days following the approval of the proposed B&I Working Capital Loan.

On July 24, 2009, as previously reported, Lender declared our credit facility in default, due to delinquent payment of fees, deficiency in the raising of equity or subordinated debt, and failure to achieve nameplate production by May 1, 2009.  There are no payment deficiencies.

On March 23, 2010 we and the TIF Lender executed a Forbearance Agreement Modification that extends the standstill date to May 15, 2010.  If the Company and the TIF Lender fail to extend the Agreement or reach other arrangements containing similar forbearance obligations by May 15, 2010, the TIF Lender may (i) charge the Company an interest rate of 4% over the interest rate the Lender would otherwise be able to charge the Company, (ii) charge the Company a late charge of 5% of a payment if the payment is more than 10 days overdue, (iii) accelerate the entire amount of principal outstanding under the TIF Loan (which was $6,579,000 as of March 31, 2010) and (iv) exercise any other rights available to it under Agreement or at law.

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

NEDAK ETHANOL, LLC

Date: May 14, 2010	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: May 14, 2010	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary