Form 10-Q
period 2010-09-30
NEDAK ETHANOL, LLC
filed 2010-11-15
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, the issuer had 5,233 Common and 185.5 Class A Preferred Membership Units issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1.                                Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Balance Sheets
	September 30, 2010	December 31, 2009
ASSETS (Note 7)
Current Assets
Cash and equivalents	$1,349,448	$1,853,959
Restricted short term investment (Note 6)	1,163,581	1,153,708
Restricted cash (Notes 7, and 8 and 11)	1,073,310	997,656
Accounts receivable	2,450,387	1,149,804
Commodity broker receivable	12,082	94,391
Inventory (Notes 3 and 9)	2,063,711	2,971,319
Derivative financial instruments (Notes 4 and 9)	-	5,325
Prepaid expenses and other	517,306	622,443
Total current assets	8,629,825	8,848,605

Property and equipment, net (Note 10)	76,689,887	81,150,620
Deposits	300,000	300,000
Debt issuance costs, net of accumulated amortization of $636,175 and $419,256 as of September 30, 2010 and December 31, 2009	1,125,060	1,341,979
Total Assets	$86,744,772	$91,641,204

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt (Notes 2, 7 and 8)	$5,849,416	$3,205,471
Accounts payable
Trade	1,092,337	1,834,787
Corn	2,990,844	2,688,561
Accrued liabilities (Note 2)	4,245,078	2,401,015
Reclassification of long-term debt to current (Notes 2, 7 and 8)	40,545,376	45,873,529
Total current liabilities	54,723,051	56,003,363
Long-Term Debt, net of Current Maturities (Notes 2, 7, 8 and 11)	18,750	18,750
Commitments and Contingencies (Notes 2, 6 and 11)
Members’ Equity (Note 5)
Preferred Units, 185.5 and 185.4 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,854,503	1,854,428
Common Units, net of offering costs, 5,233 units issued and outstanding	49,839,281	49,839,281
Accumulated deficit	(19,690,813)	(16,074,618)
Total members’ equity	32,002,971	35,619,091
Total Liabilities and Members’ Equity	$86,744,772	$91,641,204
See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Statements of Operations
	Three Months Ended September 30,
	2010	2009

Revenues	$24,446,171	$20,326,786

Cost of Goods Sold	25,012,122	21,477,426

Gross Loss	(565,951)	(1,150,640)

General and Administrative Expenses	733,315	966,774

Operating Loss	(1,299,266)	(2,117,414)

Other Income (Expense)
Interest income	6,363	10,195
Interest expense	(840,693)	(912,319)
Other income	8,939	-
Total other income (expense), net	(825,391)	(902,124)

Net Loss	$(2,124,657)	$(3,019,538)

Weighted Average Common Units Outstanding—Basic & Diluted	5,233	5,233

Net Loss Per Common Unit—Basic & Diluted (Note 5)	$(406.01)	$(577.02)

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Statements of Operations
	Nine Months Ended September 30,
	2010	2009

Revenues	$66,821,910	$45,611,865

Cost of Goods Sold	69,113,201	52,187,106

Gross Loss	(2,291,291)	(6,575,241)

General and Administrative Expenses	1,800,256	2,209,593

Operating Loss	(4,091,547)	(8,784,834)

Other Income (Expense)
Gain from litigation settlement (Note 11)	3,000,000	-
Interest income	24,057	38,599
Interest expense	(2,559,099)	(2,539,967)
Other income	10,394	-
Total other income (expense), net	475,352	(2,501,368)

Net Loss	$(3,616,195)	$(11,286,202)

Weighted Average Common Units Outstanding—Basic & Diluted	5,233	5,233

Net Loss Per Common Unit—Basic & Diluted (Note 5)	$(691.04)	$(2,156.74)

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows
	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(3,616,195)	$(11,286,202)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,788,269	4,530,945
Change in fair value of derivative financial instruments	5,325	-
Gain from litigation settlement	(3,000,000)	-
Change in operating assets and liabilities:
Receivables	(1,218,274)	(755,487)
Inventory	907,608	(1,077,474)
Inventory - corn contracts	-	300,260
Prepaid expenses and other	105,137	(612,772)
Deposits	-	(300,000)
Accounts payable	(190,167)	5,307,542
Accrued liabilities	1,844,063	1,609,789
Net cash used in operating activities	(374,234)	(2,283,399)
Cash Flows from Investing Activities
Capital expenditures	(110,617)	(182,749)
Net change in restricted cash and investments	2,914,473	(3,551,352)
Net cash provided by (used in) investing activities	2,803,856	(3,734,101)
Cash Flows from Financing Activities
Proceeds from construction loan	-	1,700,000
Payment on construction loan	(2,684,208)	-
Sale of 185.4 Preferred Units	75	1,854,428
Proceeds from Delta-T letter of credit	-	3,995,000
Payment on tax increment financing	-	(139,000)
Payments for deferred offering costs	-	(10,569)
Debt issuance costs	(250,000)	-
Net cash provided by (used in) financing activities	(2,934,133)	7,399,859
Increase (Decrease) in Cash and Equivalents	(504,511)	1,382,359
Cash and Equivalents—Beginning of Period	1,853,959	94,691
Cash and Equivalents—End of Period	$1,349,448	$1,477,050
See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of NEDAK Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position, results of operations and cash flows. The results for the three and nine month periods ended September 30, 2010 is not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying balance sheet as of December 31, 2009 is derived from the audited financial statements as of that date. These condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the annual report for the year December 31, 2009, filed as an exhibit to the Form 10-K filed with the SEC.

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

In 2009, the Company completed construction of its ethanol production facilities with nameplate capacity of 44 million gallons per year and a remote rail load-out facility. In accordance with the Company’s policy for evaluating impairment of long-lived assets, management has estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value as of September 30, 2010; therefore, no impairment loss was recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand for ethanol in relation to production and supply capacity.

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

September 30, 2010

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

As of September 30, 2010, the Company was in default of its Credit Agreement and its Tax Increment Financing, as further discussed in Notes 7 and 8.  For this reason, the Company has reclassified amounts owing under these loans as current liabilities.  Such treatment of the Company’s long term debt will continue, as required by GAAP, until such defaults are cured.

Because of these events and market conditions, there is an increased level of uncertainty with respect to the Company’s ability to obtain sufficient cash flows from operations or debt or equity financing sufficient to cover the liquidity needed for ongoing operations. The Company’s efforts to secure working capital include:

•
At the end of the third quarter of 2010, the Company expanded its efforts to implement a more effective risk management program and mitigate the effect of limited working capital by entering into discussions with companies to enter into a tolling arrangement providing for the company to be paid a processing fee for volumes of ethanol produced on behalf of the tolling party.  The Company hopes to conclude those discussions and enter into an agreement during the fourth quarter of 2010.

•
The Company is also stepping up its efforts to raise additional capital to meet short-term and long-term liquidity needs and for capital expenditures and has engaged a firm to undertake a more systematic approach to potential capital sources.

•
The Company has continued discussions with the lenders to resolve defaults under the Credit Agreement and Tax Increment Financing, including entering into a tolling agreement and obtaining additional capital.  A final resolution to the defaults and amortization of the loans will require approval of the lenders and may include requirements for additional capital and may or may not include the Business and Industries Guaranteed Loan (the “B&I Loan”) for which, as was previously reported in the second quarter, the company has received a conditional approval from the United States Department of Agriculture.

Exclusive of the reclassification of the majority of the Company’s long term debt to current liabilities, the Company would have had negative working capital of ($5,547,850), which includes restricted cash and investments of $2,236,891, and which includes only Current Maturities of Long Term Debt that represent normal amortization of principal, as of September 30, 2010.  As reported in the Balance Sheet, the reclassification of long term debt to current liabilities resulted in negative working capital of ($46,093,226) as of September 30, 2010.

Accrued liabilities include accrued board compensation of $859,500 and $742,500 as of September 30, 2010 and December 31, 2009, respectively, and accounts payable-corn include amounts owing to the Company’s grain procurement agent totaling approximately $186,773 and $815,000 as of September 30, 2010 and December 31, 2009, respectively, which have had favorable payment terms. If these favorable payment terms cease, more cash may be required.

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

3. INVENTORY

Inventory consists of the following:

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

	September 30, 2010	December 31, 2009
Raw Materials	$182,597	$1,561,766
Work in Process	702,068	567,410
Finished goods	1,179,046	842,143
Total	$2,063,711	$2,971,319

4.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company seeks to hedge a portion of its future corn and natural gas purchases to the extent considered necessary for minimizing risk from market price fluctuations.  However, as of September 30, 2010, the Company had no open positions for corn on the Chicago Board of Trade to hedge its forward corn commitments and no open positions for natural gas. Derivative financial instruments recorded on the balance sheet represent the current fair value of the instruments.

There were no derivative financial instruments as of September 30, 2010.  The following table provides details regarding the Company’s derivative financial instruments as of December 31, 2009, none of which are designated as hedging instruments:

	Instrument	Balance Sheet Location	Assets	Liabilities

December 31, 2009	Commodity contracts	Derivative financial instruments	$5,325	$-

The following table demonstrates the Company’s gains (losses) from derivative financial instruments in the statements of operations, none of which are designated as hedging instruments:

	Derivatives not	Location of Gain	Amount of
	Designated as Hedging	Recognized in	Gain (Loss) Recognized
	Instruments	Income	in Income
Nine months ended September 30, 2010 Three months ended September 30, 2010	Commodity contracts Commodity contracts	Cost of goods sold Cost of goods sold	$75,211 (632,055)
Nine months ended September 30, 2009 Three months ended September 30, 2009	Commodity contracts Commodity contracts	Cost of goods sold Cost of goods sold	- -

5.  MEMBERS’ EQUITY

As of September 30, 2010, there were 185.5 preferred membership units (“Preferred Units”) at $10,000 per unit. The Preferred Units entitle the holders thereof, among other things, to receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions.   Following the third anniversary of the issuance of the Preferred Units, the Company may redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.  The accumulated undeclared Preferred Return as of September 30, 2010 was $272,156, and the total liquidation preference of the Preferred Units as of September 30, 2010 was $2,126,659.

Losses are generally allocated to all units based upon their respective percentage of units held, except that losses are not allocated to Preferred Units if the Preferred Return has not been achieved.  For purposes of computing the net

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

loss per common unit for the three and nine months ended September 30, 2010 and 2009, no losses were allocated to the Preferred Units since the Preferred Return has not been achieved.

6.  LINE OF CREDIT

In March 2006, the Company entered into a line of credit agreement in favor of its natural gas transporter (see Note 10) to reserve pipeline space.  The Company may draw up to $150,000.  Interest is payable upon the lender’s demand or in May 2011 at a rate of 3.35%.  In August 2007, the Company entered into a line of credit agreement in favor of its natural gas transporter for the service of transporting gas.  The Company may draw up to $923,828.  Interest is payable upon the lender’s demand at a rate of 3.75%.  These agreements are secured by restricted short term investments totaling $1,163,581 as of September 30, 2010 and $1,153,708 as of December 31, 2009.  As of September 30, 2010 and December 31, 2009, there were no borrowings outstanding on the lines of credit.

7.  LONG-TERM DEBT

	September 30, 2010	December 31, 2009
Construction loan under Credit Agreement	$39,815,792	$42,500,000
Members’ notes payable	18,750	18,750
Tax increment financing note (Note 8)	6,579,000	6,579,000
	46,413,542	49,097,750
Less current maturities under original terms	(5,849,416)	(3,205,471)
Less reclassified long-term debt to current	(40,545,376)	(45,873,529)
	$18,750	$18,750

Construction Loan under Credit Agreement

In February 2007, the Company entered into a senior credit facility (“Credit Agreement”) with AgCountry Farm Credit Services, FLCA (“Lender”) for a multiple advance construction loan totaling $42,500,000.  The Company was required to make interest payments during the construction phase at the thirty-day LIBOR plus 3.4%, but not less than 6.0%.  The interest rate was 6.0% as of September 30, 2010. The performance test of the plant was completed in June 2009, but three significant equipment deficiencies prevented final acceptance at that time.  The Credit Agreement provides that the construction loan is to be converted at final acceptance to a permanent ten year term loan of $32,500,000 and a $10,000,000 revolving term loan.  The Company is in negotiations with Lender to convert the loan to long term financing.

The Credit Agreement requires the Company to maintain certain financial covenants, including minimum working capital of $6,000,000, minimum current ratio of 1.20:1.00, minimum tangible net worth of $41,000,000, minimum owners’ equity ratio of 50%, and a minimum fixed charge coverage ratio of 1.25:1.00, and also includes restrictions on distributions and capital expenditures.  As of September 30, 2010, the Company was not in compliance with the working capital covenants (working capital was $(5,547,850) exclusive of the debt reclassification), the current ratio requirement (a current ratio of 0.61:1.00 without debt reclassification), the tangible net worth requirement (tangible net worth was $37,654,151) and the fixed charge coverage ratio (intended to be an annual measure, but using year to date measures and nine months of principal payment that ratio is 0.50:1.00).  The Credit Agreement contains certain prepayment fees in the first four years of the scheduled payments, and the loan is secured by substantially all the Company’s assets.

Under the terms of the Credit Agreement, the Company is required to make level monthly principal payments of approximately $447,368 beginning April 1, 2010 and ending on February 1, 2018.  Two principal payments were made in April, 2010 for the April 1 and May 1, 2010 payments.  The Company did not make payments that were due on June 1 and July 1, 2010 in order to conserve working capital. As a condition to the Sixth Supplement (as described below), the Lender made all July through August payments on July 29, 2010 from restricted cash and on September 1, the Lender withdrew the payment due on September 1.  As of September 30, 2010 all payments are current and there are no delinquencies with the Lender.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

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

On August 6¸ 2010, the Company executed a Sixth Supplement and Forbearance Agreement to the Master Credit Agreement (the “Sixth Supplement”), under which the Company agreed that Lender could apply the $3,945,087 it held as collateral under the Credit Agreement to the Company’s current obligations under the Credit Agreement, including monthly payments, penalties and interest.  The Company also agreed to provide the Lender with a comprehensive plan within 30 days of the date of the Sixth Supplement to resolve the Company’s working capital deficiencies by the end of the forbearance period. In exchange for the foregoing, Lender agreed to refrain from exercising its rights under the Credit Agreement until the earlier of October 1, 2010 or the date of any default under the Sixth Supplement.  As of November 15, 2010, the forbearance agreement has not yet been extended.  As was previously reported, the TIF Lenders (as defined below) filed a suit alleging a breach of the TIF Loan.  This constituted a default under the Sixth Amendment but the Lender has not taken any actions directly related to the suit.  The suit field by the TIF Lender alleging a breach of the TIF Loan constituted a breach under the Sixth Amendment, but as of the date of this filing, the Lender has not taken any actions directly related to the suit.

The Company and the Lender remain in discussions to revise the Credit Agreement covenants and resolve outstanding defaults under the Credit Agreement.  The above mentioned comprehensive plan has been delivered to the Lender and the Company is in discussions with the Lender regarding the approval of the plan and an extension of the forbearance.  In light of volatile margins in the ethanol industry, the Lender has indicated the Company should focus on mitigation of risk and obtaining additional capital.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

The above mentioned comprehensive plan has been delivered to the Lender and tentative, verbal acknowledgement has been made.

Note Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000.  The unsecured loans bore interest at 5% per annum with principal and interest due on April 8, 2009.  On April 8, 2009, the notes were amended and restated to add the aggregate accrued interest in the amount of $3,750 to the principal.  The unsecured notes, which are classified as long-term debt as of September 30, 2010, continue to bear interest at 5% per annum with principal and interest due on April 8, 2012.

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

In connection with the issuance of the Note, the Issuer and the Company entered into a Redevelopment Contract (“Contract”).  Under the Contract, the Note proceeds are to be used for Project costs, for the establishment of special funds held by the Note trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The Company may not convey, assign, or transfer the project prior to the expiration of a 15 year period without the prior written consent of the Issuer.  As of September 30, 2010 and December 31, 2009, the Capitalized Interest Fund was approximately $9,494 and $52,500 respectively, and is included in restricted cash on the balance sheet.

Payments on the Note are due in semi-annual increments which commenced at $139,000 on June 1, 2009 and increase to $444,000, with a final maturity in December 2021.   Interest on the Note is payable semi-annually on September 1 and December 1.  The interest rate resets on September 1, 2012 and September 1, 2017 to a rate equal to the 5-year U.S. Treasury Constant Maturity index plus 4.75% for the applicable five-year period and the remainder of the term of the TIF Loan, respectively.  The Company has the option to redeem or purchase the Note in whole or in part. As of September 30, 2010 and December 31, 2009, the Company had $6,579,000 outstanding on the TIF Loan.

On July 6, 2009, the TIF Lender notified the Company that the Debt Service Reserve Fund was deficient, constituting a default under the TIF Loan.  The Company and the TIF Lender entered into a Forbearance Agreement dated December 31, 2009 (the “TIF Forbearance”).  Under the TIF Forbearance, the Company agreed to authorize a transfer from the Debt Service Reserve Fund to satisfy the Company’s principal payment due to TIF Lender on December 31, 2009.  With the authorization of payment to TIF Lender from the Debt Service Reserve Fund, the Company became current on all required payments to TIF Lender, but has violated covenants in the TIF Loan requiring immediate replenishment of the Debt Service Reserve Fund.

Under the TIF Forbearance, the TIF Lender agreed to refrain from exercising any of its rights or remedies under the TIF Loan, including acting on Company’s failure to maintain a sufficient amount in its Debt Service Reserve Fund or meet TIF Loan covenants, for a period beginning on December 31, 2009 and ending on the earlier of (a) March 31, 2010 or (b) 30 days following the approval of the proposed B&I Loan. The TIF Forbearance expired, and the TIF Lender extended the standstill date to May 15, 2010.  The Company and the TIF Lender failed to extend the TIF Forbearance or reach other arrangements containing similar forbearance obligations by May 15, 2010, and the Company received a Notice of Default dated June 30, 2010 from the TIF Lender indicating that the Company was in default under the TIF Note due to nonpayment of $464,768 owing on June 1, 2010, and that the Debt Service Reserve Fund remained deficient by an amount of $588,553.  Because of these defaults, the TIF Lender reserved the

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

right to (i) charge the Company an interest rate of 4% over the interest rate the Lender would otherwise be able to charge the Company, (ii) charge the Company a late charge of 5% for payments which are more than 10 days overdue, (iii) accelerate the entire amount of principal outstanding under the TIF Loan (which was $6,579,000 as of June 30, 2010) and (iv) exercise any other rights available to it under TIF Forbearance or at law.  Due to these defaults, the TIF Loan is classified as a current liability.

On August 12, 2010, the TIF Lender filed a lawsuit against the Company in the District Court of Douglas County, Nebraska alleging that the Company failed to make certain payments due under the TIF Note and failed to maintain the required debt service reserve fund. In addition, the lawsuit states that the TIF Lender has accelerated the maturity of the TIF Note.  The TIF Lender’s lawsuit provides that as of August 9, 2010, the amount due and owing under the TIF Note was $7,039,126, and in such lawsuit the TIF Lender is seeking payment of such amount, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid.  On September 24, 2010, the Company filed a motion with the Court requesting that the court dismiss the lawsuit or in the alternative, compel the TIF Lender to amend its complaint to address certain deficiencies.  A hearing on the motion was held before the Court on October 13, 2010.  No ruling has been made by the Court.  On October 29, 2010, the TIF Lender filed a motion for summary judgment, and on November 5, 2010, the Company filed a motion to indefinitely continue the TIF Lender’s hearing on their motion for summary judgment.  The Company’s motion was denied and the Company is preparing it’s response to the TIF Lender’s motion for summary judgment.  A hearing on the motion for summary judgment will likely occur during late November 2010.

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

The following table summarizes by level, within the fair value hierarchy, the Company’s assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2009:

Commodity contracts	Level 1	Level 2	Level 3	Total

December 31, 2009	$5,325	$-	$-	$5,325

There were no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2010.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

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

10.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Land and improvements	$ 4,408,272	$ 4,408,272
Buildings	9,121,024	9,102,173
Plant equipment	73,204,195	73,204,195
Office equipment	200,575	200,575
Vehicles	560,383	468,617
	87,494,449	87,383,832
Less accumulated depreciation	(10,804,562)	(6,233,212)
Net property and equipment	$ 76,689,887	$ 81,150,620

11.  COMMITMENTS AND CONTINGENCIES

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

On March 19, 2010, the Company, Delta-T, Bateman and Bateman Engineering Inc. (“Bateman Engineering”)

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), under which, among other things, (i) Delta-T and Bateman authorized the Company to draw $3,000,000 from a letter of credit, and (ii) the Company released Delta-T and Bateman from all warranties and other claims under the Delta-T Contract.  The Settlement Agreement settled all outstanding disputes among the Company, Bateman and Delta-T relating to the Delta-T Contract and construction of the Company’s ethanol plant. The receipt of the $3,000,000 was recognized as a gain in other income during the three months ended March 31, 2010, and held as restricted cash by the Company.  Pursuant to the Sixth Supplement, withdrawals of $2,220,817 and $660,453 were made from the restricted cash on July 29, 2010, and September 1, 2010, respectively, to satisfy amounts due the Lender under the Credit Agreement, leaving $1,063,816 in restricted cash as of September 30, 2010.

Plant Management Agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company pays a fixed monthly payment of approximately $120,434 for such services, which will be adjusted annually.  The Company is currently paying for process chemicals at a fixed rate per denatured gallon of ethanol produced.  The Company also has future obligations for an incentive program that is in effect for the first five years of operation following the Delta-T settlement discussed above.  The agreement will terminate on December 31, 2014 unless terminated by either party giving 180 days prior written notice.  The Company incurred approximately $377,400 and $1,110,500 for these services for the three and nine month periods ended September 30, 2010 and $297,000 and $823,000 for these services for the three and nine month periods ended September 30, 2009, respectively.

Utility Contracts

The Company has entered into a consulting service contract for management of the various facets of the demand for natural gas to use in plant operations.  The three services of natural gas procurement required to operate the plant are transport, distribution and supply.  The physical supply of natural gas to operate the plant is purchased from various companies based on bids established by the Company’s Risk Management Committee with the advice of the management services company.   The gas is transported by Kinder Morgan pursuant to various contracts with the Company, and delivered to the local gas company, Source Gas, which distributes the gas to the plant.

Transportation Agreement

In July 2007, the Company entered into an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company pays a base fee per gallon unloaded plus a surcharge if above the diesel fuel base.  The agreement has a three year term which commenced July 2007 and will automatically renew for additional one-year terms unless terminated by either party by written notice no less than 180 days prior to the ending date of the initial three-year term or of any renewal term.  No notice was issued by either party and the term of the agreement was automatically extended for one year through July 2011.

Marketing Agreements

Ethanol

In November 2006, the Company entered into a marketing agreement with an unrelated party for the sale of its ethanol. The Company pays the marketer a fixed rate fee of $0.01 per net gallon of denatured ethanol for the services provided.  The agreement will continue until December 2010.  The agreement will automatically renew for an additional one year unless the Company gives four months’ written notice. In August 2010, the Company gave notice of non-renewal to the marketer.

The marketer leases rail cars to the Company with varying terms under this agreement, which leases may survive the actual marketing agreement by many years.  The Company has lease agreements for 141 rail cars under this agreement.  There are 45 cars under leases that expire before the end of 2011 and carry an average monthly rental

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

cost of $352.  The remaining 96 cars have expiration dates between March 31, 2017 and August 31, 2020 with average monthly rental costs of $707.

Revenues from sales to this marketer were approximately $19,184,000 and $53,787,000 for the three and nine month periods ended September 30, 2010 and $18,135,000 and $38,692,000 for the three and nine month periods ended September 30, 2009, respectively.  Accounts receivable from this marketer were $1,772,859 and $674,671 as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, the Company has forward contracted sales of ethanol for 5,731,000 gallons of ethanol under variable price arrangements.

Distillers Grains

In January 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the Company’s wet distillers grains with solubles (“WDGS”).  The marketer pays the Company the selling price, less a marketing fee equal to $1.50 per ton of WDGS sold at $50 a ton or less or 3.0% of the price of WDGS sold over $50 a ton.  The agreement will continue until March of 2011 and renew for an additional two years thereafter unless either party has given four months written notice.  Revenue from this marketer was approximately $2,372,000 and $6,908,000 for the three and nine month periods ended September 30, 2010 and $1,855,000 and $5,571,000 for these services for the three and nine month periods ended September 30, 2009, respectively.  Accounts receivable from this marketer were $167,325 and $332,092 as of September 30, 2010 and December 31, 2009, respectively.

Grain Procurement

In December 2006, the Company entered into an agreement with an unrelated party to supply corn required for its production of ethanol.  As of January 2009, the parties no longer operate under this agreement.  However, the agent continues to provide services to the Company on an at-will basis for nearly all contracts with local producers for the delivery of corn to the Company.  The agent is paid a service fee of $0.04 per bushel of grain delivered, and the Company also executes some contracts directly with producers (which include directors) for some of its corn.  In the ordinary course of business, the Company will enter into forward purchase contracts for its corn purchases.  Management considers these forward contracts to be normal purchases since the corn will be delivered in quantities expected to be used by the Company over a reasonable period in the normal course of business.  Purchases directly from the agent totaled approximately $1,296,000 and $1,633,000 for the quarters ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had commitments on forward purchase contracts to purchase 2,000,569 bushels of corn at an average price of $3.91 per bushel totaling $7,822,000 for delivery between October 1, 2010 and October 2011.  Also, the Company had commitments on un-priced forward purchase contracts for 291,517 bushels, for delivery between October 2010 and December 2010.  The final price for these contracts will be determined based on cash price at the time of delivery.

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

Overview, Status and Recent Developments

We completed full startup of our ethanol plant in June 2009, and have the capacity to annually process approximately 17 million bushels of corn, through a dry milling process, into approximately 44 million gallons of ethanol per year.  We also produce approximately 340,000 tons of wet distillers grains annually.  We are currently operating at approximately 106% capacity.

Our profitability is driven by the relationship between the cost of our primary input, corn, and the price at which we can sell our primary product, ethanol (“Crush Margin”).  We use a conversion rate of 2.8 gallons produced per bushel of corn to report Crush Margins in this quarterly report.  Our plant needs approximately 47,000 bushels of corn per day as the feedstock for its dry milling process.  The grain supply for our plant is obtained primarily from local markets.  The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.  Often the market price of ethanol has tended to track the market price of corn.  However, at the same time, the market price for energy (gasoline in particular) has provided a ceiling for the market price of ethanol without regard to the price of corn.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices, especially when the market prices for energy are low.  As of October 19, 2010, our flat price cash bid for November 2010 corn was $4.77 a bushel.

As of June 30, 2010, the United States Department of Agriculture (“USDA”) increased the forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11).  The forecast, which estimates that a total of 4.5 billion bushels of corn will be used in the production of corn ethanol during that period in the U.S., is 928 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, 2009, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its June 30, 2010 update, the USDA decreased the projection of U.S. corn exports for the current marketing year by 149 million bushels, to 1.95 billion bushels.  This projection is 54 million bushels less than the projection of last fall and 645 million less than the record exports of 2007-08.  On October 8, 2010, the USDA decreased its forecasted corn production for 2010 by approximately 3.8% to an estimated 12.66 billion bushels (estimated to be 155.8 bushels per acre, which is more than nine bushels per acre lower then previously predicted), compared to corn production for 2009 which was 13.11 billion bushels.  The USDA also announced that it is reducing projected corn production for Nebraska farmers from 179 to 170 bushels per acre.  These forecast reductions are likely to result in an increase in the cost per bushel of corn, as the Chicago Board of Trade (“CBOT”) prices for corn delivery in December 2010 increased by more than $1.00 per bushel after the USDA’s announcement.  In connection with the USDA announcement and the increase in corn delivery prices, ethanol prices increased by approximately $0.30 per gallon, and, as a result, the Crush Margin has remained relatively stable.  If actual corn yields are less than currently projected by the USDA, corn prices could increase even further and may result in the Crush Margin narrowing.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. As of October 8, 2010, according to CME history, CBOT Ethanol Future, Calendar Equivalent Swap, the average U.S. ethanol price was $1.55 per gallon over the past two years.  For the same time period, the average U.S. wholesale gasoline price was $2.00 per gallon.  During 2009, the average U.S. ethanol price was $1.56 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.76 per gallon, or approximately $.20 per gallon above ethanol prices.

In the first nine months of 2010, we have been unable to take advantage of certain opportunities because of the lack of adequate working capital when the commodities market offered a Crush Margin that could have improved our financial results.  We did experience profitable operations during those short periods when spot market pricing and costs for ethanol and corn yielded a profitable Crush Margin.  At the end of the third quarter of 2010, the Crush Margin was $0.22, but as of October 8, 2010 with CBOT corn closing at $5.28 per bushel and ethanol closing at $2.18 per gallon, the Crush Margin was $0.28.  We expect that, as it did last year, the Crush Margin will increase through the remainder of 2010.  As we have previously reported, adequate working capital and liquidity have not been available and, as a result, we have been forced to remain in those spot markets and have generated losses from operations for the first nine months of 2010.  These losses accumulated at a time when other ethanol producers were able to operate with profits from risk management activities which offset negative margins which can occur in the spot markets for ethanol and corn.

At a macro level, we believe that both product delivery infrastructure and demand for ethanol must improve in order to increase Crush Margins in the long term.  Annual production capacity of ethanol has continually grown since 1980.  According to the Renewable Fuels Association, in 2002 ethanol production in the U.S. surpassed two billion gallons, by 2007 production further increased to 6.5 billion gallons, and in 2009 it topped ten billion gallons.  The Renewable Fuels Association indicates that total ethanol production capacity is now approximately 13 billion gallons.  Currently, the renewable fuel standard (“RFS”) supports demand at volumes effectively equal to national production capacity.  Furthermore, current ethanol prices should encourage blending demand since ethanol costs less than reformulated blend stock for oxygenate blending (“RBOB”).  However, the physical distribution infrastructure does not allow for efficient movement of ethanol to all areas of the country.  Also, a United States Environmental Protection Agency (“EPA”)-imposed limit of 10% blend for use in vehicles that are not designed as flex-fuel vehicles continues to depress the market price and demand for ethanol.  On October 13, 2010, the EPA announced that it will allow an increase in the amount of ethanol that can be blended with gasoline from a maximum of 10% to 15% for use in model year vehicles 2007 and newer which are passenger cars, light-duty trucks and medium-duty passenger vehicles.  An EPA announcement of a decision regarding whether to allow a 15% ethanol blend for model year 2001 to 2006 vehicles is expected by the end of November 2010. We believe that the infrastructure and blending obstacles will improve in the medium term.

The Volumetric Ethanol Excise Tax Credit (“VEETC”) currently provides ethanol blenders with a tax credit of $0.45 per gallon of ethanol blended into gasoline.  The VEETC is set to expire on December 31, 2010, but we are hopeful that Congress will approve an extension, at least in a reduced amount.  One proposal currently in front of Congress involves reducing the VEETC from $0.45 to $0.36 per gallon of ethanol blended.  Even if the VEETC is not extended prior to its expiration, Congress may renew the tax credit after its expiration.  Unfortunately, any lapse in or change to the VEETC may lead to uncertainty within the ethanol industry and will likely lower ethanol prices during early 2011.

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the Energy Independence and Security Act of 2007 (“2007 Act”).  These supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the Energy Policy Act of 2005 (the “2005 Act”) that created the RFS.  The EPA is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply solely to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as “renewable biomass.”  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.  There are currently proposals for making major changes to the incentives available to ethanol producers and blenders.  One such proposal has been made by Growth Energy, an ethanol industry trade association, who has submitted the Fueling Freedom Plan to the U.S. Congress that (i) proposed to reduce the amount of the blender’s credit per year and (ii) calls for eliminating government support for ethanol over time in exchange for a level playing field versus petroleum products. The plan would redirect a portion of the existing value of the blender’s credit to support the development of infrastructure for ethanol distribution.   The Growth Energy proposal and all other proposals are only tentative and will require an act by Congress in order to become law.  Any changes to the level and/or types of government support provided to the ethanol industry could have a negative impact on the industry as a whole and, in particular, on our operations.

In the following graph, the variance in the relationship between the CBOT cost of corn and the price of ethanol since January, 2007 is demonstrated.  It is clear that the industry margins began to deteriorate in the third quarter of 2007, which were exacerbated with the global economic distress of 2008.  Some stability returned to the corn market in the third quarter of 2009, but continued distress in the general economy kept the Crush Margin tight until the end of 2009.  In the fourth quarter of 2009, the Crush Margin improved for a short time as the fuel blenders ran low of ethanol inventories and some recovery in the larger economy pushed demand up, and around Thanksgiving it peaked around $0.65 and it continued strong clear into February 2010.  This high Crush Margin in the first quarter of 2010 is remarkable because the Crush Margin is historically the lowest at this time of year in the ethanol industry.

The unusual 2010 market activity continued in the late summer of 2010, when the Crush Margin failed to increase with the traditional summer driving demand increase.  However, with the beginning of autumn, the price of ethanol began to improve relative to the cost of corn, primarily driven by the low ethanol inventory levels.  Many in the industry believe that inventories were allowed to decrease in the summer of 2010 because of the uncertain economy and demand from the export markets to South America because of the high costs of sugar cane in Brazil.  The ethanol price increased along with the rapid rise of corn prices following the USDA October corn crop report, resulting in only a slight narrowing of the Crush Margin.  However, uncertainty over the extension of Federal ethanol credit programs may cause a drop in ethanol prices causing a decline in Crush Margins.

Our secondary source of revenue is the sale of distillers grains.  Because distillers grains compete with other protein-based animal feed products, the price of distillers grains may decline when the prices of competing feed products are low.  Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains, which will result in lower revenues for ethanol producers.  In addition, local supply and demand can also impact prices of distillers grains in our market area.  In 2009, a single large ethanol plant in northeast Nebraska started production.  The new plant reportedly has the ability to dry its distillers grains, but the majority of the distillers grains produced by it during start up were sold as wet distillers grains.  As a result, the price of wet distillers grains in eastern Nebraska has been depressed, which significantly impacted the price of wet distillers grains received by us.  We currently anticipate an increase in revenues from the sale of distillers grains in the fourth quarter of 2010 as compared to 2009 primarily because of increased demand and reduced supply as other ethanol producers shift to selling dry distillers grains.

Results of Operations

Throughout the first nine months of 2010, we have experienced significant improvements in production rates and consistency of throughput, as compared to the same period of 2009.  In the month of September 2010, our plant achieved 108% of nameplate capacity using standard operating procedures that provide us with some confidence that we will be able to continue to do so in the future.

Comparison year-to-year Third Quarter and First Nine Months Production

Production	Third Quarter		2010 Increase / (Decrease)	First Nine Months of Year		2010 Increase / (Decrease)
	2010	2009		2010	2009
Ethanol (000’s gallons)	12,137	10,736	1,401	35,174	24,388	10,786
Distillers Grain (000’s tons)	82	73	9	238	171	67
Corn (000’s bushels ground)	4,364	3,867	497	12,638	9,079	3,559
Yield (Denatured gal/BU)	2.78	2.78	0.00	2.78	2.69	0.09

Summary of Monthly 2010 year-to-date operations:

	Ethanol Gallons Produced (000’s)		Nameplate	Corn Bushels Ground (000’s)		Denatured Yield (Gallons / Bushel)		Tons of Wet DGs Sold (000’s)		Tons of Dry DGs Sold (000’s)
	2010	2009	% 2010	2010	2009	2010	2009	2010	2009	2010	2009
January	3,446	2,817	88%	1,240	1,051	2.78	2.68	25	22	0.4	0.0
February	3,563	2,347	101%	1,278	839	2.79	2.80	26	22	0.1	0.0
March	4,125	2,428	106%	1,490	943	2.77	2.57	26	20	2.1	0.0
April	3,475	2,961	90%	1,240	1,141	2.80	2.60	26	20	2.5	0.0
May	4,254	0	109%	1,542	0	2.76	0	25	0	1.6	0.1
June	4,174	3,099	111%	1,484	1,238	2.81	2.50	19	10	2.5	3.2
July	3,900	3,340	100%	1,412	1,177	2.76	2.84	22	19	3.8	2.5
August	4,167	3,753	107%	1,490	1,416	2.80	2.65	21	21	4.6	4.8
September	4,070	3,643	108%	1,462	1,274	2.78	2.86	29	22	1.7	4.0
Total	35,174	24,388	106%	12,638	9,079	2.78	2.69	219	156	19.3	14.6

The increased volume in the first nine months of 2010 is a 41% improvement over 2009.  Much of that increase is due to the fact that we were in the final phases of construction during a majority of the same period of 2009.

Revenues, Cost of Goods Sold, General & Administrative Costs

Comparison of our third quarter 2010 and 2009 Statement of Operations Items:

	Third Quarter 2010	Third Quarter 2010 Percentage	Third Quarter 2009	Third Quarter 2009 Percentage
Revenues	$24,446,171	100%	$20,326,786	100%
Cost of Goods Sold	25,012,122	102%	21,477,426	106%
Gross Loss	(565,951)	(2%)	(1,150,640)	(6%)
General & Admin. Expenses	733,315	3%	966,774	5%
Operating Loss	(1,299,266)	(5%)	(2,117,414)	(11%)
Other Income (Expense), net	(825,391)	(3%)	(902,124)	(4%)
Net Loss	$(2,124,657)	(8%)	$(3,019,538)	(15%)

Comparison of our first nine months 2010 and 2009 Statement of Operations Items:

	First Nine Months 2010	First Nine Months 2010 Percentage	First Nine Months 2009	First Nine Months 2009 Percentage
Revenues	$66,821,910	100%	$45,611,865	100%
Cost of Goods Sold	69,113,201	103%	52,187,106	114%
Gross Loss	(2,291,291)	(3%)	(6,575,241)	(14%)
General & Admin. Expenses	1,800,256	3%	2,209,593	5%
Operating Loss	(4,091,547)	(6%)	(8,784,834)	(19%)
Other Income (Expense), net	475,352	1%	(2,501,368)	(5%)
Net Loss	$(3,616,195)	(5%)	$(11,286,202)	(24%)

Revenues

Our revenues from operations come from two primary sources: sales of ethanol and distillers grains.  In first nine months of 2010 our revenue from the sale of ethanol was approximately 84% of our total revenues, with the sale of distillers grains constituting 11%.  The remaining 5% of revenue is freight reimbursement from our ethanol marketer.  First, second and third quarter 2010 revenues per gallon of ethanol was $1.67, $1.45 and $1.69, respectively, as compared to $1.42, $1.51 and $1.50 in the same periods of 2009.  Throughout the first nine months of 2010, our average price for ethanol was $1.60 per gallon, compared to $1.48 in the first nine months of 2009.  We sold approximately 12.2 million gallons of ethanol in the third quarter of 2010 and 11.1 million gallons in the third quarter of 2009, and 35.0 million gallons in the first nine months of 2010, compared to 24.3 million gallons in the first nine months of 2009.

Our pricing strategy for wet distillers grains in the first nine months of 2010 changed from the same period of 2009, when demand had decreased.  To improve the overall pricing of distillers grains for 2010, in the winter of 2009 we contracted for fixed price sales of a portion of our second and third quarter 2010 production.  As a result, our wet distillers grains pricing was lower in the second quarter of 2010, compared to the second quarter 2009, but higher in the third quarter 2010 compared to 2009.  Our wet distillers grains pricing per ton was $26.09 in the second quarter 2010 (compared to $35.69 in the second quarter of 2009) and $22.55 in the third quarter 2010 (compared to $18.41 in the third quarter 2009), with an average of $26.02 per ton for the first nine months of 2010 (compared to $27.35 for the first nine months of 2009).  Our dry distillers grains pricing in the second quarter 2010 was $87.74 per ton (compared to $118.15 in the second quarter 2009) and $111.14 per ton in the third quarter 2010 (compared to $67.79 in the third quarter 2009), with an average of $99.74 per ton in the first nine months of 2010 (compared to $84.47 in the first nine months of 2010).

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

Cost of Goods Sold
	Third Quarter 2010		Third Quarter 2009
	Amount	Percentage	Amount	Percentage
Revenues	$24,446,171	100%	$20,326,786	100%
Cost of Goods Items:
Corn	16,580,232	68%	13,185,923	66%
Denaturant and Chemicals	1,346,362	6%	1,208,639	6%
Ethanol Freight Costs	1,788,966	7%	2,333,298	11%
Natural Gas and Electricity	2,357,314	10%	2,322,154	11%
Production Labor	940,003	3%	577,578	3%
Supplies and Maintenance	176,635	1%	300,834	1%
Property Tax	285,000	1%	314,332	2%
Depreciation	1,537,610	6%	1,234,668	6%
Total Cost of Goods Sold	$25,012,122	102%	$21,477,426	106%

	First Nine Months 2010		First Nine Months 2009
	Amount	Percentage	Amount	Percentage
Revenues	$66,821,910	100%	$45,611,865	100%
Cost of Goods Items:
Corn	44,835,683	67%	30,658,710	67%
Denaturant and Chemicals	4,085,062	6%	3,059,510	7%
Ethanol Freight Costs	4,861,343	7%	5,743,670	13%
Natural Gas and Electricity	6,530,795	10%	5,328,993	12%
Production Labor	2,620,163	4%	1,639,756	4%
Supplies and Maintenance	791,725	1%	823,217	2%
Property Tax	829,770	1%	644,332	1%
Depreciation	4,558,660	7%	4,228,918	9%
Total Cost of Goods Sold	$69,133,201	103%	$52,187,106	115%

Our cost of goods sold in the third quarter of 2010 as a percentage of revenues was improved at 102% from 106% in the third quarter of 2009, and our cost of goods sold for the first nine months of 2010 as a percentage of revenues was improved at 103% from 115% in the first nine months of 2009.

Corn is the largest component of our cost structure.  Our cost of corn per gallon of ethanol produced averaged $1.27 in the first nine months of 2010 and $1.29 in the third quarter of 2010, compared to $1.28 in the first nine months of 2009 and $1.13 in the third quarter of 2009.  While our average price per gallon of ethanol sold increased during the first nine months of 2010, this relationship is primarily driven by the average price of corn in the periods.  Denatured Yield (the number of gallons per bushel of corn produced being “Denatured Yield”) will affect this relationship, and that effect showed up in the third quarter of 2010 when we began to receive the stored corn from the 2009 harvest.  That corn was of poor quality at harvest and the extra handling and drying required further degraded the quality.  Denatured Yield decreased in the third quarter of 2010 as compared to 2009, as shown above under “Summary of Monthly 2010 year-to-date operations.”  Whereas July, August and September 2009 Denatured Yield was 2.84, 2.83 and 2.86, respectively, it was 2.76, 2.90 and 2.78 in the same months of 2010.

Our increased production capacity in 2010 over 2009 was most pronounced in the first six month of the year and less significant in the third quarter.  Nevertheless, our cost of goods sold ratios for the first nine months of 2010 were dramatically affected by this increase in production volume.  For example, the ratio of ethanol freight costs to revenues decreased from 13% in 2009 to 7% in 2010.  Approximately $1,000,000 of this cost is our fixed lease costs for rail cars.  A significant portion of our fleet was idle when our production was reduced in 2009.  As the plant increased capacity in late 2009, more of our fleet was utilized.  Additionally, our rail car lease pricing decreased in 2010 to below $500 per month for short term leases, down from $700 per month in 2009 for longer term leases.

Property tax increased in the first nine months and the third quarter of 2010 over the same periods of 2009 due to the timing of our plant being turned over to us by our contractor, Delta-T Corporation (“Delta-T”) in 2009.

General and Administrative Expenses
	Third Quarter 2010		Third Quarter 2009
	Amount	Percentage	Amount	Percentage
Revenues	$24,446,171	100%	$20,326,786	100%
Administrative Human Resources Costs	270,594	1.1%	221,893	1.1%
Professional Fees	256,743	1.1%	420,445	2.1%
Insurance	99,304	0.4%	94,874	0.5%
Other	106,674	0.4%	229,562	1.1%
Total General and Administrative Expenses	$733,315	3.0%	$966,774	4.8%

	First Nine Months 2010		First Nine Months 2009
	Amount	Percentage	Amount	Percentage
Revenues	$66,821,910	100%	$45,611,865	100%
Administrative Human Resources Costs	751,811	1.1%	683,874	1.5%
Professional Fees	587,027	0.9%	871,263	1.9%
Insurance	276,612	0.4%	264,795	0.6%
Other	184,806	0.3%	389,661	0.8%
Total General and Administrative Expenses	$1,800,256	2.7%	$2,209,593	4.8%

General and administrative expenses as a percentage of revenues have been reduced from 2009 to 2010.  While actual health insurance, payroll taxes, and miscellaneous administrative human resources costs increased as we moved to full production levels in 2010, our aggregate general and administrative cost year to date decreased as a percentage of total revenues from 4.8% to 2.7% because of the increase in our revenues.

Professional fees also declined in 2010 compared to 2009, primarily because we resolved a dispute with our construction contractor, as well as stabilizing our operations in our second year of production.  Other costs declined in 2010 because we incurred higher startup costs in 2009.

Environmental Compliance

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

Environmental laws and regulations require us to investigate and remediate the effects of the release or disposal of materials.  As previously reported, we received Notices of Violation (“NOV”) from the NDEQ arising from failures of emission equipment designed and installed by Delta-T.  While we believe that we have resolved all of the operational shortfalls cited in the NOVs, it is possible the NDEQ or the Nebraska Office of the Attorney General could assess fines against us as a result of having operated the plant with the equipment before it was operating in compliance.  As a result of subsequent negotiations and problem solving in cooperation with the NDEQ, we believe that the chance that any material penalties being assessed is remote.

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

Liquidity and Capital Resources

Cash used in operating activities in the first three quarters of 2010 was $374,234, compared to $2,283,399 in the first three quarters of 2009.  This decrease primarily relates to our transition from a startup focused on financing receivables in 2009 to an operating company using ordinary course payables, inventories and receivables in 2010.  In the first nine months of 2009, significant operating losses of more than $11.2 million resulted in a net cash consumption of $2.3 million, compared to more modest operating losses in the first nine months of 2010 which resulted in net cash used of $374,000.

While there was a significant change in our cash in the first nine months of 2010 as compared to 2009 resulting from the Delta-T settlement, the largest difference in our changing cash position resulted from the change in accounts payable.  During startup in the first nine months of 2009, corn producers gave us terms that provided for payment of corn 24 days after delivery.  That contributed $4.8 million of working capital to fund corresponding increases in receivables and inventories.  The $3.0 million payment received under the Settlement Agreement with Delta-T was held as restricted funds by the Lender and used make payments under the loan agreement.

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

We have limited ability to use traditional hedging strategies for price risk management so we are exploring the use of tolling agreements and other alternate marketing arrangements under which the tolling partner both provides the corn (and may provide the natural gas) and markets the ethanol and distillers grains produced.  We expect that this would reduce the working capital needed because the value of inventory and accounts receivable may be held by the tolling partner.  In addition, the agreements may provide us access to additional risk management tools to be implemented by the marketing partner.  We cannot provide any assurance whether we will undertake a tolling arrangement which is acceptable to us.

Credit Facility

We entered into loan agreements (collectively, the “Loan Agreements”) with AgCountry Farm Credit Services, FLCA (“Lender”) regarding our senior secured credit facility, including a Master Credit Agreement dated February 14, 2007, as amended.  As of September 30, 2010, we have borrowed $39,815,792 under the loan facility, which consists of a multiple advance construction loan.  The Loan Agreements provided for the conversion to a permanent ten year term loan facility, a portion of which could be further converted to a $10 million revolving term loan, subject to certain conditions.

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

Affirmative financial covenants under the Loan Agreements require minimum working capital of $6,000,000, minimum current ratio of 1.20:1.00, minimum tangible net worth of $41,000,000, minimum owners’ equity ratio of 50%, and a minimum fixed charge coverage ratio of 1.25:1.00.  As of September 30, 2010, we were not in compliance with the working capital covenants (working capital was $(5,547,850) exclusive of the debt reclassification), the current ratio requirement (a current ratio of 0.61:1.00 without debt reclassification), the tangible net worth requirement (tangible net worth was $37,654,151) and the fixed charge coverage ratio (intended to be an annual measure, but using year to date measures and six months of principal payment that ratio is 0.50:1.00). Our failure to meet such covenants over the last year, among other defaults, resulted in all debt under the Loan Agreements being classified as current liabilities.

On August 6¸ 2010, we and Lender executed a Sixth Supplement and Forbearance Agreement to the Master Credit Agreement (the “Sixth Supplement”), under which we agreed that Lender could apply the $3,945,087 it held as collateral under the Loan Agreements to our current obligations under the Loan Agreements, including monthly payments, penalties and interest.  We also agreed to provide the Lender with a comprehensive plan within 30 days of the date of the Sixth Supplement to resolve our working capital deficiencies discussed above by the end of the forbearance period.  In exchange for the foregoing, Lender agreed to refrain from exercising its rights under the Loan Agreements until the earlier of October 1, 2010 or the date of any default under the Sixth Supplement.  We submitted the required plans and are actively working with the Lender to address the working capital deficiency and other Lender concerns.  In the interim, we paid to the Lender principal and interest due October 1, 2010 from cash generated by operations.

On February 19, 2010 we applied to the United Stated Department of Agriculture (“USDA”) for a Business and Industries Guaranteed Loan (the “B&I Working Capital Loan”) of $5,000,000 for working capital.  We and Lender have received conditional approval from USDA for the B&I Working Capital Loan during the second quarter, subject to our reaching a 40% net worth ratio and obtaining final approval of the loan by the Lender.  The Lender has also indicated it will require certain other conditions, including an additional capital contribution.  While we continue to consider the B&I Working Capital Loan as a potential source of working capital, we are also considering other alternatives that may not include use of the USDA loan guarantee.

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

TIF Note

We received a tax increment financing note (the “TIF Note”) in 2007, which serves as collateral for a loan with an outstanding balance of $6,579,000 (the “Loan”) as of September 30, 2010.  We received the net proceeds of the Loan in the amount of $4,939,925 pursuant to a Loan Agreement we entered into with the lead lending agent, Arbor Bank (“TIF Lender”).  On July 6, 2009, the TIF Lender notified us that our debt service reserve fund under the Loan was deficient, constituting a default.  In order to resolve the default, we and the TIF Lender entered into a Forbearance Agreement dated December 31, 2009 (the “Agreement”).  Under the Agreement, the TIF Lender refrained from exercising any of its rights or remedies under the TIF Loan, including acting on our failure to maintain a sufficient amount in the debt service reserve fund until the earlier of (i) March 31, 2010 or (ii) 30 days following the approval of the proposed B&I Working Capital Loan.

We failed to extend the Agreement or reach other arrangements containing similar forbearance obligations by May 15, 2010, and we received a Notice of Default dated June 30, 2010 from the TIF Lender indicating that we were in default under the TIF Note due to nonpayment of $464,768 owing on June 1, 2010, and that the Debt Service Reserve Fund remained deficient by an amount of $588,553.  As a result of such defaults, the TIF Lender reserved the right to (i) charge us an interest rate of 4% over the interest rate the Lender would otherwise be able to charge, (ii) charge us a late charge of 5% of a payment if the payment is more than 10 days overdue, (iii) accelerate the entire amount of principal outstanding under the TIF Loan, and (iv) exercise any other rights available to it under Agreement or at law.  The payment due on June 1, 2010 was withheld.  Due to these defaults, the TIF Loan is classified in current liabilities.

On August 12, 2010, the TIF Lender filed a lawsuit against the Company in the District Court of Douglas County, Nebraska.  The lawsuit alleges that the Company failed to make certain payments due under the TIF Note and failed to maintain the required debt service reserve fund.  In addition, the lawsuit states that the TIF Lender has accelerated the maturity of the TIF Note.  The TIF Lender’s lawsuit provides that as of August 9, 2010, the amount due and owing under the TIF Note was $7,039,126, and in such lawsuit the TIF Lender is seeking payment of such amount, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid. On September 24, 2010, the Company filed a motion with the Court requesting that the court dismiss the lawsuit or in the alternative, compel the TIF Lender to amend its complaint to address certain deficiencies.  A hearing on the Company’s motion was held before the Court on October 13, 2010.  No ruling has been made by the Court.  On October 29, 2010, the TIF Lender filed a motion for summary judgment, and on November 5, 2010, the Company filed a motion to indefinitely continue the TIF Lender's hearing on their motion for summary judgment.  The Company's motion was denied and the company is preparing its response to the TIF Lender's motion for summary judgment.  A hearing on the motion for summary judgment will likely occur in late November 2010.

The lawsuit filed by the TIF Lender constituted a default under the Sixth Amendment, but as of the date of this filing, Lender has not taken any actions directly related to the suit.

Plan of Operations for the Next 12 Months

In addition to the financial objectives discussed above, we expect to spend at least the next 12 months focused on plant operations, including three primary functions: (i) management of cost effective purchasing of inputs for our production process, (ii) optimizing the production process in such a way as to minimize manufacturing costs, and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains.  In addition, we are in discussions to implement a tolling agreement and other alternate marketing arrangements to improve our ability to manage commodity price risk as described below.

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
The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  At the end of September 2010, our year-to-date corn cost as a percentage of ethanol sales was 76%, compared to 75% for the first nine months of 2009, and corn costs were 67% of revenues, in the first nine months of 2010 and 2009.

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

We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, provided we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we will seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  We have recorded gains (losses) on derivative instruments of $(632,055) and $75,211 for the three and nine months ended September 30, 2010, respectively.  There were no gains or losses on derivative instruments for the three and nine months ended September 30, 2009.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In accordance with the our policy for evaluating impairment of long-lived assets, we have estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at September 30, 2010; therefore no impairment loss was recognized.  In determining the projected future undiscounted cash flows, we made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand for ethanol in relation to production and supply capacity.  Changes in the estimated future prices of corn and ethanol used within the analysis can have a significant effect on the determination of impairment given the sensitivity of the analysis.  In addition to the impairment analysis performed, we believe that the following factors also indicate that no impairment of long-lived assets has occurred.  First, our short time in operation under distress from construction delays, equipment failures and startup complications provides inadequate cost history to assess with reasonable levels of certainty what the cost structure will be going forward.  Second, the economic structure of the distillers grain markets has been excessively volatile throughout initial plant operations.  The cash flow to be generated from sales of distillers grains is a critical requirement for us to generate future profitability.  Third, the economic recession in the U.S. during the entire startup and operation of the plant further complicated the measurement of our ability to generate future cash flows that are required to document material impairment to the carrying value of our plant assets.  In the impairment analysis, we assumed (i) future distillers grain revenue will be 13% of gross revenue, (ii) future corn costs will be 71% of ethanol revenue, and (iii) these relationships drive net profitability estimates for 2010 of 3% of gross revenues.  If we fail to realize these economic improvements, it is likely in the future that asset values will need to be adjusted to reflect impaired value because we would be unable to forecast future cash flows sufficient to carry those values.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Exchange Act of 1934), as of September 30, 2010.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

PART II

Item 1.  Legal Proceedings.

On August 12, 2010, the TIF Lender filed a lawsuit against us in the District Court of Douglas County, Nebraska.  The lawsuit alleges that we failed to make certain payments due under the TIF Note and failed to maintain the required debt service reserve fund.  In addition, the lawsuit states that the TIF Lender has accelerated the maturity of the TIF Note.  The TIF Lender’s lawsuit provides that as of August 9, 2010, the amount due and owing under the TIF Note was $7,039,126, and in such lawsuit the TIF Lender is seeking payment of such amount, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid. On September 24, 2010, we filed a motion with the Court requesting that the court dismiss the lawsuit or in the alternative, compel the TIF Lender to amend its complaint to address certain deficiencies.  A hearing on the Company’s motion was held before the Court on October 13, 2010.  No ruling has been made by the Court.  On October 29, 2010, the TIF Lender filed a motion for summary judgment, and on November 5, 2010, the Company filed a motion to indefinitely continue the TIF Lender’s hearing on their motion for summary judgment.  The Company’s motion was denied and the Company is preparing it’s response to the TIF Lender’s motion for summary judgment.  A hearing on the motion for summary judgment will likely occur during late November 2010.

Item 1A. Risk Factors.

The Dodd-Frank Act could result in an increase in the cost of hedging, which could decrease our results of operations.
The regulations of “over-the-counter” derivatives introduced by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could adversely impact our hedging strategy.  Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The details of these requirements and the parameters of these categories remain to be clarified through rulemaking and interpretations by the Commodities Futures Trading Commission, the SEC, the Federal Reserve and other regulators in a regulatory implementation process, which is expected to take a year or more to complete.  Nonetheless, based on information available as of the date of this prospectus, the possible effect of the Dodd-Frank Act will be to increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply.

Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, adversely affecting the performance of our hedging strategies. The Dodd-Frank Act could result in the cost of executing our hedging strategy increasing significantly, which could potentially result in an undesirable decrease in the amount of corn and ethanol we hedge. If our hedging costs increase and we are required to post cash collateral, our business would be adversely affected as a result of reduced cash flow and reduced liquidity.  Additionally, in the event that we hedge lower quantities in response to higher hedging costs and increased margin requirements, our exposure to changes in commodity prices would increase, which could result in decreased cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

All defaults upon senior securities have been previously disclosed in Forms 10-Q and 8-K.

Item 4.  (Removed and Reserved)

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

NEDAK ETHANOL, LLC

Date: November 15, 2010	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: November 15, 2010	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary