Form 10-K
period 2010-12-31
NEDAK ETHANOL, LLC
filed 2011-03-31
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Common Membership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2010, the aggregate market value of the Common Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Common Membership Units) was $ 48,360,000.

As of March 15, 2011, the Company had 5,233 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—NEDAK 2010 Annual Report, which is attached hereto as Exhibit 13.1 and Proxy Statement relating to fiscal 2010 for annual meeting to be held on June 15, 2011.

ABLE OF CONTENTS
Certain information required to be included in this Form 10-K is incorporated by reference to information contained in (i) NEDAK’s Annual Report to Unitholders for its fiscal year ended December 31, 2010 filed as an exhibit to this report on Form 10-K (the “2010 Annual Report”) and (ii) NEDAK’s Proxy Statement relating to its fiscal year ended on December 31, 2010 for the annual meeting to be held on June 15, 2011 (the “2011 Proxy Statement”).  The following cross-reference index shows the page locations in the 2010 Annual Report of that information which is incorporated by reference into this Form 10-K from the 2010 Annual Report.  The 2011 Proxy Statement has not yet been filed by NEDAK, but will be filed within 120 days of the fiscal year ended on December 31, 2010.  All sections of the 2010 Annual Report and 2011 Proxy Statement that are not incorporated herein by reference are not required to be included in this Form 10-K and therefore should not be considered a part hereof.

		Form 10-K Page	2010 Annual Report Page
	Part I
Item 1	Business	2
Item 1A	Risk Factors	10
Item 2	Properties	25
Item 3	Legal Proceedings	26
Item 4	Reserved
	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6	Selected Financial Data	27
Item 7	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	27	5
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8	Financial Statements and Supplementary Data	27	F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27	14
Item 9A	Controls and Procedures	27	15
Item 9B	Other Information	28
	Part III
Item 10	Directors, Executive Officers and Corporate Governance	28
Item 11	Executive Compensation	28
Item 12	Security Ownership of Certain Beneficial Owners and Management	28
Item 13	Certain Relationships and Related Transactions, and Director Independence	28
Item 14	Principal Accountant Fees and Services	28
	Part IV
Item 15	Exhibits and Financial Statement Schedules	29
Signatures		33

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distiller’s grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Our ability to obtain the debt and equity financing necessary to operate our plant and our ability to meet the associated covenants;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in our marketing, procurement and transportation agreements;
•	Mechanical difficulties in operation of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations and our ability to comply with environmental regulations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Volatile commodity and financial markets;
•	Changes in interest rates and lending conditions; and
•	Results of our hedging strategies.

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

PART I

Item 1. Business.

General

NEDAK Ethanol, LLC (the “Company,” or “us,” or “we”), a Nebraska limited liability company, was organized in 2003 and built a plant to produce ethanol and distiller’s grains on our 73-acre site located near Atkinson, Nebraska.  Our principal business office is located at 87590 Hillcrest Road, Atkinson, Nebraska 68713.  We completed full startup of the ethanol facility in June, 2009 and have the annual capacity to process approximately 17 million bushels of corn, through a dry milling process, into approximately 44 million gallons of ethanol per year (mgy).  We also produce approximately 340,000 tons of wet distiller’s grains annually.  We are currently operating at approximately 112% capacity.

Our Ethanol Plant

Our plant is comprised primarily of a raw material storage and processing area, a fermentation area comprised principally of fermentation tanks, a finished product storage and distillation area, and a drying unit for processing modified wet distiller’s grains.  We also utilize a transload facility near O’Neill, Nebraska, approximately 16 miles from our plant, where ethanol is held in a storage tank or railcars pending rail shipment.  Our plant uses a dry milling process to produce fuel-grade ethanol as its main product, in addition to the co-product distiller’s grains.

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

Ethanol Supply

Annual U.S. ethanol production capacity has continually grown since 1980.  According to the Renewable Fuels Association (the “RFA”), in 1992 ethanol production surpassed one billion gallons in the U. S., and production has steadily grown since then.  In 2002, ethanol capacity in the U.S. surpassed two billion gallons, by 2007, capacity further increased to 6.5 billion gallons and by the end of 2009 capacity topped 13 billion gallons.  However, because of economic difficulties in both the ethanol industry and the world economy, the temporary shutdown of significant portions of that capacity limited production in 2009 to approximately ten billion gallons.  The Renewable Fuels Standard (“RFS”), which was created by the Energy Policy Act of 2005 (the “2005 Act”) established the RFS2 standard for blending of renewable fuels into automobile fuel in 2011 at 13.95 billion gallons, of which 2.56 billion gallons must come from non-corn based ethanol, leaving a maximum requirement of 11.4 billion gallons of corn based ethanol to be blended in 2011.  As of December 2010, the RFA reported that nation-wide there were 191 operating ethanol refineries with a nameplate capacity of 13.1 billion gallons, another 21 non-operating facilities with 654 million gallons of capacity and 11 more plants under construction with additional capacity of 840 million gallons.  Total capacity from these 223 facilities would be 14.6 billion gallons at nameplate, and at 110% of nameplate could produce over 16 billion gallons of ethanol per year.  This means that compared to the RFS2 standard for 2011, there is nearly five billion gallons of potential corn based ethanol oversupply in the U.S.

Distiller’s grains

The chief co-product of the ethanol production process is distiller’s grains, which are the residues that remain after high quality cereal grains have been fermented by yeast.  In the fermentation process, the remaining nutrients undergo a three-fold concentration to yield wet distiller’s grains to which is added evaporator syrup to create wet distiller’s grains with solubles, or WDGS.  WDGS is a highly digestible feed ingredient marketed primarily to the dairy, beef, sheep, swine and poultry industries.  Although we have drying capacity to dry up to 80% of our distiller’s grains volume, we expect to be able to distribute 100% of our output as WDGS into the local cattle feed market.

Current Markets and Future Demand

Federal Energy Policies

The 2005 Act eliminated the oxygen content requirement in reformulated gasoline, making use of oxygenates like ethanol optional for the petroleum industry in meeting clean air standards, and established a larger demand for ethanol, requiring an increase in production of approximately 700 million gallons per year over several years.

The Energy Independence and Security Act of 2007 (the “2007 Act”) modified the 2005 Act which created the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used, and applies to refineries, blenders, distributors and importers, and does not restrict the geographic areas in which renewable fuels may be used.  Among other things, the 2007 Act  increased the RFS to require that a larger amount of renewable fuels (from 4.5 billion gallons in 2007 to 36 billion gallons by 2022) be used in the fuel refining industry, including 14 billion gallons of renewable fuels in 2011, and increased the RFS for renewable fuels to 15 billion gallons by 2015, while determining that the balance of the RFS production will come from other types of fuels, such as advanced biofuel, cellulosic biofuel and biomass-based diesel.

The federal government encourages ethanol production primarily by taxing it at a lower rate.  The Volumetric Ethanol Excise Tax Credit (“VEETC”) is a tax credit of $0.45 per gallon of ethanol. Gasoline distributors apply for this credit, which is scheduled to expire on December 31, 2011. A number of bills have been introduced in the Congress to extend ethanol tax credits, including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.  In addition, the small producer tax credit is available to plants producing up to 60 million gallons per year, of which the first 15 million gallons per year are eligible for a 10 cent per gallon credit, capped at $1.5 million per plant.  In our limited liability company structure, this credit against tax liability would be passed through to our Members, subject to other considerations and the limitations discussed in the foregoing are applied at both the entity level and at the Member level.  The small producer tax credit is also scheduled to expire on December 31, 2011, unless legislation extending the credit is enacted.  While we are an eligible producer, the availability of this credit to our Members may be limited based on application at the Company and Member levels.

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

In response to a request by Growth Energy, an ethanol industry trade association, under section 211(f)(4) of the Clean Air Act, the Environmental Protection Agency (“EPA”) has granted a partial waiver to allow fuel and fuel additive manufacturers to introduce gasoline that contains more than 10 volume percent (vol%) ethanol and up to 15 vol% ethanol (“E15”) for use in model year (“MY”) 2001 and newer light-duty motor vehicles, subject to several conditions. On October 13, 2010, the EPA granted a partial waiver for E15 for use in MY2007 and newer “light-duty vehicles.”  “Light-duty vehicles” include cars, light-duty trucks and medium-duty passenger vehicles. On January 21, 2011, the EPA granted a partial waiver for E15 for use in MY2001-2006 “light-duty vehicles.” These decisions were based on test results provided by the U.S. Department of Energy (“DOE”) and other information regarding the potential effect of E15 on vehicle emissions. Taken together, the two actions allow, but do not require, E15 to be introduced into commerce for use in MY2001 and newer light-duty vehicles if conditions for mitigating, misfueling and ensuring fuel quality are met. The EPA is in the process of completing work on regulations that would provide a more practical means of meeting the conditions.

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

E10 plus

Unleaded gasoline with a 10% blend of ethanol accounts for the majority of ethanol consumption in the U.S.  In 2008, production capacity in the U.S. surpassed the demand for ethanol and is expected to remain in surplus until the maximum blend for all highway gasoline powered vehicles is raised.  The United States Department of Agriculture

(“USDA”) recently published comments discussing the potential for increasing the maximum ethanol blend as high as 20%.  As noted above, the EPA has granted partial waivers to the 10% limit that allow distribution of E15 and is in the process of completing work on regulations that would provide more practical guidance.

E85

Demand for ethanol has been affected by the increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. While the number of vehicles able to use E85 and the number of suppliers able to deliver it has increased each year, the consumption of ethanol in this form remains a relatively small percentage of the total demand for ethanol.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it and the consumer needs to perceive an economic benefit from using it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

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

Raw Materials

Corn Requirements

Our plant needs approximately 16 to 18 million bushels of corn per year, or approximately 47,000 bushels per day, as the feedstock for its dry milling process.  The grain supply for our plant is obtained primarily from local markets.  We utilize the services of a third party agent on an at-will basis for nearly all contracts with local producers for the delivery of corn and pay the agent a service fee of $0.04 per bushel of grain delivered (plus $0.02 per bushel to reduce balance payable for fees not paid during the first two years of plant start-up pursuant to agreement with the third party agent), and we execute contracts directly with producers for some of our corn.  We are also purchasing more corn through an arrangement with Tenaska BioFuels, LLC (“Tenaska”).  Under this arrangement, Tenaska sells us corn netted against their receivable for marketed ethanol.  Our arrangement with Tenaska can be terminated at any time by either party.  In the ordinary course of business, we will enter into forward purchase contracts for our corn purchases.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.  As of March 4, 2011, corn for May 2011 delivery was $7.28 per bushel.

Energy Requirements

The production of ethanol is a very energy intensive process which uses significant amounts of electricity and natural gas.  Water supply and quality are also important considerations.  Presently, about 40,000 BTUs of energy are required to produce a gallon of ethanol.

 Natural Gas

Our plant requires a natural gas supply of 1.3 to 1.7 billion cubic feet per year.

Supply.  We have entered into a management consulting agreement with Tenaska to help us manage our gas supply.  We receive distribution services for all of our natural gas from Source Gas.  We entered into a Negotiated Rate Agreement for Distribution Transportation Service (“Negotiated Rate Agreement”) with Source Gas which establishes the minimum and maximum quantities of natural gas to be delivered to us under a separate Transportation Service Agreement.  We agreed to pay Source Gas a distribution fee per therm delivered to us for the first five years of the Negotiated Rate Agreement, and such rate automatically increases thereafter according to a formula based upon the GDP Implicit Price Deflator published by the U.S. Department of Commerce.

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

Water

Our plant requires approximately 400 gallons of fresh water per minute.  While much of the water used in an ethanol plant is recycled back into the process, boiler makeup water and cooling tower water must be fresh.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Much of the water can be recycled back into the process, which will minimizes the effluent, which can have the long-term effect of lowering waste water treatment costs.  Many new plants today are zero or near zero effluent facilities.  We anticipate that there should be no more than 40 gallons per minute of non-contaminated water required.  The water from the cooling tower and the boiler blowdown water are put in a pond and released to the environment either through evaporation, or by discharge into the Elkhorn River pursuant to our discharge permit.  Our water requirements are supplied through wells, though allocations of future water resources for the Upper Elkhorn District will be set by the Upper Elkhorn Natural Resources District (“NRD”).

Competition

Ethanol has become a widely used commodity, but the market is still developing.  Price competition is becoming a factor of the overall marketplace, as opposed to direct price competition between producers.  The Nebraska Ethanol Board reports that there are currently 25 active ethanol production plants in Nebraska, with a combined production capacity of 1.8 billion gallons of ethanol each year, and these facilities require 653 million bushels of corn each year to operate.  We contribute nearly 2.5% of the total produced volume in Nebraska.

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

The ten counties surrounding our production facility have produced nearly 81 million bushels of corn per year over the last ten years.  Specifically, Holt County, where we are located, is the largest producer of those ten counties with an average corn production of 24 million bushels per year over the same time period.  This large production in a region with limited demand has pressed the corn price down below the national average for the last 20 years at an average of 40-45 cents per bushel.  Our annual demand of 17 million bushels is more than 20% of production in the ten county region and more than 80% in Holt County.

We believe we have an advantage due to our westernmost location which lowers the cost of delivery from our plant into the western U.S. markets.  Conversely, we are at a disadvantage delivering our product into the larger markets of the eastern U.S.

Foreign Competition

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane. Several large companies produce ethanol in Brazil. For example, in August 2010, Royal Dutch Shell formed a joint venture with Cosan, which produces approximately 450 mmgy of sugar-based ethanol per year.

Ethanol produced in foreign countries, from sugarcane or other feed stocks imported into the United States, is subject to an import tariff of $0.54 per gallon. Production imported from the Caribbean region is eligible for tariff reduction or elimination under a program known as the Caribbean Basin Initiative. Large multinational companies have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Depending on feed stock prices, ethanol imported from Caribbean Basin countries may be less expensive than domestically-produced ethanol though transportation and infrastructure constraints may temper the market impact on the United States.

Competition from Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. New products or methods of ethanol production developed by larger and better financed competitors could provide them competitive advantages over us and harm our business.

Marketing

Ethanol

Through December 31, 2010, we sold our ethanol through an Ethanol Marketing Agreement with Eco-Energy, Inc. of Franklin, Tennessee (“Eco”), under which Eco purchased all of our ethanol and resold it.  We paid Eco a fee of $0.01 per gallon of ethanol purchased.  We now sell our ethanol through a non-binding arrangement with Tenaska whereby Tenaska assists us in locating buyers for our ethanol on the spot market.  We pay Tenaska a fee of $0.02 per gallon of ethanol sold, and our arrangement with Tenaska can be terminated at any time by either party.

Most of our ethanol is sold into markets throughout the United States and is shipped primarily by truck to our transload facility in O’Neill, Nebraska, and then by rail. Our target market area includes local, regional (Nebraska, South Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota, Illinois, Wisconsin and Iowa) and national markets.

Distiller’s grains

Through February 28, 2011, we sold our WDGS through a Marketing Agreement with Distillers Grain Services LLC (“Distillers”), under which Distillers had the exclusive right to purchase from us, and was obligated to market, all distiller’s grains produced by us at our plant.  Under the Marketing Agreement, we paid Distillers a marketing fee of $1.50 per ton of distiller’s grains sold at $50 per ton or less, and 3.0% of distiller’s grains tonnage sold over $50 a ton.  We now market our WDGS directly to the feeders and incur no marketing fees.  In the event that the local demand for WDGS becomes inadequate to move all of our production, we will likely market our WDGS through a non-binding arrangement with Tenaska whereby Tenaska will buy our DDGS directly from us at market prices.

Transportation and Storage

In order to capitalize on low land acquisition costs, local corn costs, and a number of other factors associated with locating our plant in Atkinson, we transport our ethanol by truck to a transload facility approximately 16 miles from our plant.  We entered into a Transportation Agreement (the “Carrier Transportation Agreement”) with Western Oil Trans Inc. (“Carrier”), under which Carrier ships our ethanol to our rail facility.  The term of the Carrier Transportation Agreement will continue until July 29, 2011 and automatically renew for successive one year periods.  The Carrier Transportation Agreement may be terminated by either party upon providing notice 180 days prior to the end of the then-current term, if the Carrier’s authority to provide shipping services is modified, upon mutual agreement, or upon the discontinuance of either party’s business.

We entered into an Industry Track Agreement (“NENE Track Agreement”) with the Nebraska Northeastern Railway Company (“NENE”), under which we constructed a rail line (“Track”) over NENE’s property located near the center of the City of O’Neill, Nebraska.  The NENE Track Agreement has an initial term of five years, expiring July 24, 2012, and will automatically continue thereafter until terminated by either party upon 30 days’ notice.  The NENE Track Agreement may also be terminated in the event we are unable to cure certain specified defaults, if NENE is authorized to abandon its line which connects to the Track, or if NENE is no longer able to operate over the Track.  Under the NENE Track Agreement, we are responsible for, among other things, maintaining all permits required to operate the Track, and maintain the Track; and NENE has agreed to provide rail service to transport our ethanol over the Track.

We entered into a Track Lease Agreement (the “Track Agreement”) with the Nebraska Game and Parks Commission (the “Commission”), under which we lease from the Commission a parcel of land (the “Property”) to use as a rail spur track over which we transport our ethanol.  The Track Agreement has a term of ten years, expiring June 19, 2017, and will automatically renew for additional ten year terms unless one party notifies the other at least nine months prior to the expiration date of its intention to not renew.  We pay an annual rental fee of $10,000 for use of the Property.  Additionally, we are responsible for any public assessments respecting the maintenance or use of the Property.  The Track Agreement provides that we are responsible to maintain the track on the Property and are solely responsible for our operations on the Property and complying with applicable laws regarding our use of the Property.

We are currently leasing approximately 170 rail cars for which we pay approximately $95,500 per month.  The average cost per car is $562, which is above the current market as a result of originally entering into long term leases at a time when the market value was around $700 per month.  With weather related problems in the winter of 2009-2010, we have been forced to enter into short-term (one and two month) leases in order to move ethanol when storage approaches full capacity.

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

NDEQ Air Quality Permit

We received an Air Quality Operating Permit from NDEQ that allows us to operate our business.  We received Notices of Violation (“NOV”) from the NDEQ arising from failures of emission equipment designed and installed by our design builder, Delta-T Corporation (“Delta-T”) under the Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T (the “Delta-T Contract”), and believe that we have resolved the problems.

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

Employees

As of December 31, 2010 we had 37 employees, including salaried employees, and five full time management independent contractors.  We renewed an Employment Agreement with Jerome Fagerland as of November 1, 2009, under which Mr. Fagerland serves as our President and General Manager.  Mr. Fagerland devotes substantially all of his time to our business.  Our Board Chairman, Everett Vogel, Vice Chairman, Richard Bilstein and our Secretary-Treasurer, Timothy Borer, each devote about 15 hours per week to our business.  See “Compensation of Directors and Executive Officers” in our 2011 Proxy Statement.  We have entered into a Plant Operating Agreement with HWS Energy Partners, L.L.C. (“HWS”), under which HWS manages our ethanol plant.  HWS provides, for the employment by us, a sufficient number of employees to operate our plant.  While all employees excepting HWS’s key management personnel are our employees, HWS is responsible for timely identifying employee candidates and assuring that vacancies are filled.

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

As discussed in more detail in the 2010 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we may, depending on many factors, issue additional equity.  Our Board of Directors may choose to issue additional Units—including Class A Preferred Units which have preferred terms versus our Common Units—at prices lower than Units previously sold to provide additional financing in the near term or in the future. The issuance of any such Units may result in a reduction of the book value or fair value of the outstanding Units. If we do issue any such additional Units, such issuance also will cause a reduction in the proportionate ownership and voting power of all other Members.

Our debt service requirements and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

Under our credit facility, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, pay distributions and to make capital expenditures, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The credit facility also contains financial covenants including minimum working capital, certain reserves, minimum current assets to current liabilities, minimum tangible net worth, minimum owners’ equity ratio and a minimum fixed charge coverage ratio.  As discussed in the 2010 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we presently are not in compliance with some of these covenants. These requirements, in addition to our obligations to repay principal and interest on the credit facility, make us more vulnerable to economic or market downturns. If we are unable to service our debt or modify our covenants, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital. We have classified this debt as a current liability on our December 31, 2010 balance sheet since we are presently in default on covenants and the lender could make the entire debt immediately due and payable. If this occurs, we likely will not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. As of December 31, 2010, we had approximately $45 million of total debt outstanding and were in default of our credit agreements. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Members may not receive cash distributions on our Membership Units which could result in an investor receiving little or no return on his or her investment.

Distributions on our Membership Units are payable at the sole discretion of our Board, subject to the provisions of the Nebraska Limited Liability Company Act (the “Act”), our Operating Agreement and our loan agreements.  Cash distributions are not assured even if we generate taxable income to our Members, and we may never be in a financial position to make distributions.  Our Board may elect to retain future profits to provide operational financing for our ethanol plan, debt retirement and possible plant expansion.  In addition, our loan agreements restrict our ability to make distributions.  This means that Members may receive little or no return on their investment and may be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.  This could result in the loss of a Member’s entire investment.

We operate in capital intensive businesses and rely on cash generated from operations and external financing. Limitations on access to external financing could adversely affect our operating results.

Some ethanol producers have faced financial distress, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plant and anticipated levels of required working capital were funded under our long-term credit facility. Further increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our business and overall commodity market conditions. In addition, we may need to raise additional financing to fund our operations. In this market environment, we may experience limited access to financing. This could cause us to reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a material adverse effect on our operations and financial position.

Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we cannot pay our debt service, we may be forced to sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our units could be significantly reduced.

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

RISKS ASSOCIATED WITH OUR OPERATION

The nature of our operations and our profit potential may change considerably.

As further explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, we are exploring the possibility of entering into a much more comprehensive business arrangement with Tenaska.  While the final terms will depend on a variety of factors which include input from our lenders, it is possible we may turn over the majority of the risks we face in our business to Tenaska, along with the ability to enjoy most of the profits from our operations.  This would constitute a significant change in our business model, and we cannot predict at this time the impact of any such agreement on our results of operations.

Presently, our results of operations and ability to operate at a profit are largely dependent on managing the spread among the prices of corn, natural gas, ethanol and distiller’s grains, the prices of which are subject to significant volatility and uncertainty.

The results of our current ethanol production business are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that we must purchase, and the price of ethanol and distiller’s grains that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn prices or natural gas or decreases in ethanol or distiller’s grains prices may make it unprofitable to operate our ethanol plant.  No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol or distiller’s grains at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol and distiller’s grains.

In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, methyl tertiary butyl ether, or MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, since that time, this spread has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and distiller’s grains could decline below our marginal cost of production, which could cause us to suspend production of ethanol and distiller’s grains at our ethanol plant.

For these and other reasons, as further explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, we are exploring the possibility of altering our relationship with Tenaska whereby Tenaska assumes greater responsibility for the risks associated with our business.  Assumption of such risks would necessarily mean that Tenaska would have the ability to enjoy the economic rewards of our business.

We are presently exposed to credit risk resulting from the possibility that a loss may occur from the failure of our contractual counterparties to perform according to the terms of our agreements.

In selling ethanol and distiller’s grains in our present business model, we may experience concentrations of credit risk from a variety of customers. We continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

For these and other reasons, as further explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, we are exploring the possibility of altering our relationship with Tenaska whereby Tenaska assumes greater responsibility for the risks associated with our business.  Assumption of such risks would necessarily mean that Tenaska would have the ability to enjoy the economic rewards of our business.

We have limited working capital, which could result in losses that will affect the value of Units or Members’ investment return.

We were organized in 2003 and have negative working capital. We cannot make representations about our future profitable operation or our future income or losses. If our plans prove to be unsuccessful, Members will lose all or a substantial part of their investment. There can be no assurance that the funds we received in our equity offerings, combined with debt incurred, will be sufficient to allow us to operate our plant until profits are attained.

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

We are dependent upon our plant management company to hire and retain competent personnel.

We have entered into a Plant Operating Agreement with HWS, under which HWS manages all facets of our plant’s operations and provides, for the employment by us, employees to operate our plant. We have 37 paid persons operating our business. Our success will depend in part on the ability of HWS to attract and retain competent personnel who will be able to help us achieve our goals. It may be difficult to attract qualified employees to Atkinson, Nebraska, a rural and sparsely populated area. If HWS is unable to retain productive and competent personnel, our ability to produce and sell ethanol could be adversely affected.

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

From our inception in 2003 through December 31, 2010, we incurred an accumulated net loss of approximately $18,100,000.  There is no assurance that we will be successful in operating the plant profitably.

If there are defects in our plant, it may negatively affect our ability to operate the plant.

There is no assurance that defects in materials and/or workmanship in our plant will not occur. Such defects occurred in 2009 and could cause us to halt or discontinue the plant’s operations.  We have released Delta-T from any further responsibility for any construction defects or warranty claims under our settlement with Delta-T.  Accordingly, we will be required to pay for any such defects should they occur.  Any such event may have a material adverse effect on our operations, cash flows and financial performance.

We currently do not have a written contract for the procurement of our corn or the marketing of our ethanol, meaning our agent may discontinue its relationship with us at any time and we could be forced to seek alternatives that may not be as favorable.

Tenaska currently assists us in procuring corn and markets our ethanol for us, but we do not have a written agreement with Tenaska for these services.  As a result, Tenaska may choose to stop assisting us in buying corn or marketing our ethanol at anytime.  If Tenaska chooses to stop helping us procure corn or market our ethanol, then we will have to find corn and market our ethanol ourselves.  We may not be able to perform those activities as well as Tenaska because we do not have a professional staff dedicated to procuring corn or marketing ethanol.  Without third party assistance, we could have a more difficult time purchasing corn at more favorable prices and/or selling our ethanol at acceptable prices.

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

In an attempt to mitigate the effects of the volatility of corn costs on operating profits, we may take hedging positions in corn futures markets provided we have sufficient working capital.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distiller’s grains to utilize all of the corn subject to the futures contracts. Hedging activities result in costs such as brokers’ commissions and other transaction costs.  If there are significant swings in corn prices, or if we purchase more corn for future delivery than we can use, and if the margin between what we purchase our corn at is not positive when compared to the margin for which we can sell our ethanol, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce ethanol at a loss, all of which would have a material adverse effect on our financial performance.

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

Depending on the extent of our relationship with Tenaska, which we cannot provide assurance of, we may or may not continue to utilize hedging when our capital position allows.  Even if we transfer the primary risks of our business to Tenaska, we cannot predict now the extent to which hedging-related risks may negatively impact our financial performance.

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

Whether we enter into a more comprehensive relationship with Tenaska (as discussed in our 2010 Annual Report) or not, additional costs imposed by the Dodd-Frank Act could negatively impact our results of operations and profitability.

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

We operate in a very competitive environment. In 2009 and 2010, significant investment in ethanol production was made by large oil distribution companies through the acquisition of failing organizations.  Prior to that, the ethanol industry  has been primarily comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. We face competition for capital, labor, corn and other resources from these companies. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past few years, several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there will be less of a need to purchase ethanol from independent ethanol producers like us. This negative factor may also lead to increasing capacity for ethanol production if new plants are built or existing plants expanded by those oil companies.  Such a structural change in the market could result in a material adverse effect on our operations, cash flows and financial position.

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

The ethanol industry has faced significant industry distress in the past several years, with many producers filing bankruptcy.  Furthermore, the overall capital markets in the United States have been less liquid and volatile.  These conditions make it extremely difficult to secure credit, to refinance credit or negotiate forbearance terms with lenders.  Although we have essentially fully drawn on our credit facility, we need to renegotiate the terms of our credit agreement.  Given the market conditions, we may not be able to access credit or procure necessary waivers, which could cause us to have to reduce or shut down our operations and would have a material adverse effect on our operations and financial performance.

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

This competition also means that the supply of domestically-produced ethanol is at an all-time high.  According to the RFA, as of December 2010, there were 191 operating ethanol refineries with a nameplate capacity of 13.1 billion gallons, another 21 non-operating facilities with 654 million gallons of capacity and 11 more plants under construction with additional capacity of 840 million gallons in the U.S.  Total capacity from these 223 facilities would be 14.6 billion gallons at nameplate and at 110% of nameplate could produce over 16 billion gallons of ethanol per year.  Compared to the RFS2 standard for 2011, there is nearly five billion gallons of potential oversupply in the United States.  Excess capacity in the ethanol industry will have an adverse impact on our operations, cash flows and general financial conditions.  If the demand for ethanol does not grow the price of ethanol will likely remain low relative to costs.  If excess capacity in the ethanol industry continues, the market price of ethanol may continue to decline to levels that are inadequate to generate sufficient cash flow to cover our costs.  This could negatively impact our future profitability and decrease the value of our Membership Units and Members’ investment return.

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

Distiller’s grain is a co-product from the fermentation of various crops, including corn, to produce ethanol. The U.S. Food and Drug Administration’s (“FDA”) Center for Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distiller’s grains as an animal feed. As a result, the market value of this co-product could be diminished if the FDA were to introduce regulations that limit the sale of distiller’s grains in the domestic market or for export to international markets, which in turn would have a negative impact on our profitability. In addition, if public perception of distiller’s grains as an acceptable animal feed were to change or if the public became concerned about the impact of distiller’s grains in the food supply, the market for distiller’s grains would be negatively impacted, which would have a negative impact on our profitability.

Specifically, in the past, Escherichia coli (“E. coli”) outbreaks in beef cattle have been attributed to use of distiller’s grains as a cattle feed. At present, there is no conclusive causal relationship between E. coli and distiller’s grains. However, despite the current lack of scientific evidence, this continued controversy could have an adverse impact on distiller’s grains markets. Any connection, whether based on scientific evidence or popular opinion, between distiller’s grains and E. coli could have a material adverse effect on our operations, cash flows and financial performance, a result which is unlikely to change even if we enter into a more comprehensive arrangement with Tenaska.

The price of distiller’s grains is affected by the price of other commodity products, such as soybeans and corn, and decreases in the price of these commodities could decrease the price of distiller’s grains, which will decrease the amount of revenue we may generate.

Distiller’s grains compete with other protein-based animal feed products. The price of distiller’s grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distiller’s grains. Decreases in the price of distiller’s grains will result in lower revenues, a result which is unlikely to change even if we enter into a more comprehensive arrangement with Tenaska.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2011 of 13.95 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

The American Jobs Creation Act of 2004 created the VEETC, which was renewed in December of 2010 and expires December 31, 2011. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”), amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry would likely have a material adverse impact on our business by reducing demand and price for the ethanol we produce.

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

We may, from time to time, be named as a defendant in legal proceedings related not only to tort or contract disputes, but also workers compensation claims and other claims and disputes as well.  On August 12, 2010, the lender (“TIF Lender”) of the tax increment financing note, the proceeds of which we received in September 2007 (“TIF Note”), filed a lawsuit against us in the District Court of Douglas County, Nebraska alleging that we failed to make certain payments due under the TIF Note and failed to maintain the required debt service reserve fund. In addition, the lawsuit stated that the TIF Lender accelerated the maturity of the TIF Note.  The TIF Lender sought in the lawsuit repayment of $7,039,126 due as of August 9, 2010, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid.  It is uncertain when or how the court will rule on the several pending motions.  Discovery is ongoing and no trial date has been set.

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

As of March 15, 2011, there were 1,045 and 36 holders of record of our Common and Preferred Membership Units, respectively.

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

Information in response to this Item is incorporated by reference to pages 5 through 16 of the 2010 Annual Report.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                   Financial Statements and Supplementary Data.

Information in response to this Item is incorporated by reference to pages F-1 through F-17 of the 2010 Annual Report.

Item 9.                   Change In and Disagreements With Accountants on Accounting and Financial Disclosure.

Information in response to this Item is incorporated by reference to page 14 of the 2010 Annual Report.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (our principal executive officer) along with our Chief Financial Officer (our principal financial officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of December 31, 2010.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred in our fourth quarter of fiscal 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and includes policies and procedures that:

(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our financial transactions,
(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our revenues and expenditures are being made only in accordance with authorizations of our management and directors, and

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

Management assessed our internal control over financial reporting as of December 31, 2010.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  This annual report is not required to include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Item 9B.                      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated by reference to the information under the captions “Election of Directors” and “Corporate Governance” of the 2011 Proxy Statement.

Item 11.                      Executive Compensation.

Information in response to this Item is incorporated by reference to the information under the captions “Compensation of Directors and Executive Officers,” “Summary Compensation Table” and “Director Compensation” of the 2011 Proxy Statement.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

Information in response to this Item is incorporated by reference to the information under the caption “Voting, Voting Securities and Principal Unit Holders” of the 2011 Proxy Statement.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Party Transactions” of the 2011 Proxy Statement.

Item 14.                      Principal Accountant Fees and Services

Information in response to this Item is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm Information” of the 2011 Proxy Statement.

PART IV

Item 15.                       Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report in Exhibit 13.1:

Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Changes in Members' Equity for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Financial Statements

(b)	The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit number 10(ii).34 is a management contract.

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
10(i).1
Precedent Agreement dated September 27, 2007 between NEDAK Ethanol, LLC and Kinder Morgan Interstate Gas Transmission LLC (incorporated by reference to Exhibit 10.2 of Report on Form 8-K filed November 2, 2007)

10(i).2
Plant Operating Agreement dated July 11, 2007 and amended July 16, 2007, between NEDAK Ethanol, LLC and HWS Energy Partners, L.L.C.  (incorporated by reference to Exhibit 10.1 of Report on Form 8 K filed July 16, 2007).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

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
10(i).22 10(i).23
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

10(ii).34	Employment Agreement dated October 30, 2007 between NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed November 2, 2007)
10(i).35
Sixth Supplement and Forbearance Agreement to the Master Credit Agreement dated July 30, 2010 by and among NEDAK Ethanol, LLC and AgCountry Farm Credit Services, FLCA (incorporated by reference to Exhibit 10.1 of Report on Form 10-Q filed August 13, 2010).

10(i).36	Seventh Supplement and Forbearance Agreement to the Master Credit Agreement effective February 1, 2011 by and among NEDAK Ethanol, LLC and AgCountry Farm Credit Services, FLCA.
11.	Omitted – Inapplicable
12.	Omitted – Inapplicable
13.1	Annual Report to Security Holders
14.	Code of Ethics (incorporated by reference to Exhibit 14 of Annual Report on Form 10-KSB filed April 1, 2008).
16.	Omitted – Inapplicable
17.	Omitted – Inapplicable
21.	Omitted – Inapplicable
22.	Omitted – Inapplicable
23.	Omitted – Inapplicable
24.	Omitted – Inapplicable
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1.	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.
33.	Omitted – Inapplicable

34.	Omitted – Inapplicable
35.	Omitted – Inapplicable

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEDAK ETHANOL, LLC

By:	/s/ Jerome Fagerland
(Principal executive officer)
Date: March 31, 2011

By:	/s/ Timothy Borer
(Principal financial and accounting officer)
Date: March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Name	Date
/s/ Jeff Lieswald		/s/ Todd Shane
Jeff Lieswald, Director	March 31, 2011	Todd Shane, Director	March 31, 2011

/s/ Kirk Shane
Kirk Shane, Director	March 31, 2011	Gerald Winings, Director	March 31, 2011

/s/ Everett Vogel		/s/ Richard Bilstein,
Everett Vogel, Director, Chairman of the Board, Vice President	March 31, 2011	Richard Bilstein, Director, Vice Chairman of the Board	March 31, 2011

/s/ Robert Olson
Kenneth Osborne, Director	March 31, 2011	Robert Olson, Director	March 31, 2011

/s/ Steve Dennis
Clayton Goeke, Director	March 31, 2011	Steve Dennis, Director	March 31, 2011

/s/ Paul Corkle
Paul Corkle, Director	March 31, 2011	Paul Seger, Director	March 31, 2011

/s/ Jerome Fagerland		/s/ Timothy Borer
Jerome Fagerland, Director	March 31, 2011	Timothy Borer, Director	March 31, 2011