Form 10-Q
period 2011-06-30
NEDAK ETHANOL, LLC
filed 2011-08-15
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
As of August 10, 2011, the issuer had 5,233 Common and 185.5 Class A Preferred Membership Units issued and outstanding.

NEDAK ETHANOL, LLC

Condensed Unaudited Balance Sheets
	June 30, 2011	December 31, 2010
ASSETS (Note 8)
Current Assets
Cash and cash equivalents	$ 496,210	$ 1,618,244
Restricted short term investment (Note 7)	1,180,875	1,163,581
Restricted cash (Notes 8, 9 and 11)	1,021,352	1,043,173
Receivables
Trade	2,267,620	2,797,089
Other (Note 11)	755,197	16,044
Inventory (Note 3)	5,910,117	5,267,330
Prepaid expenses and other	189,355	208,190
Total current assets	11,820,726	12,113,651

Property and Equipment, net (Note 5)	72,119,133	75,160,322
Deposits	550,000	550,000
Debt Issuance Costs, net of accumulated amortization of $808,565 and $696,175 as of June 30, 2011 and December 31, 2010, respectively	952,670	1,065,060
Total other assets	1,502,670	1,615,060
Total Assets	$ 85,442,529	$ 88,889,033

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt (Notes 2, 8 and 9)	$ 6,675,534	$ 6,025,417
Accounts payable
Trade	839,224	1,244,868
Corn	3,771,216	5,322,868
Construction payable (Note 11)	893,303	0
Accrued liabilities (Note 2)	6,044,356	4,164,646
Reclassification of long-term debt to current (Notes 2, 8 and 9)	35,718,996	38,579,904
Total current liabilities	53,942,629	55,337,703
Long-Term Debt, net of Current Maturities (Notes 2, 8 and 9)	0	18,750
Commitments and Contingencies (Notes 2, 6, 7 and 11)
Members’ Equity (Note 6)
Preferred Units, 185.5 units issued and outstanding as of June 30, 2011 and December 31, 2010	1,854,503	1,854,503
Common Units, net of offering costs, 5,233 units issued and outstanding	49,839,281	49,839,281
Accumulated deficit	(20,193,884)	(18,161,204)
Total members’ equity	31,499,900	33,532,580
Total Liabilities and Members’ Equity	$ 85,442,529	$ 88,889,033
See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC

Condensed Unaudited Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$ 36,974,654	$ 21,444,494	$ 72,062,998	$ 42,375,739

Cost of Goods Sold	37,774,504	23,195,969	71,172,455	44,101,079

Gross Profit (Loss)	(799,850)	(1,751,475)	890,543	(1,725,340)

General and Administrative Expenses	641,915	610,043	1,214,928	1,066,941

Operating Loss	(1,441,765)	(2,361,518)	(324,385)	(2,792,281)

Other Income (Expense)
Gain from litigation settlement (Note 11)	0	0	0	3,000,000
Loss on sale of asset	0	0	(3,471)	0
Interest income	3,997	9,226	11,243	17,694
Interest expense	(857,593)	(867,407)	(1,732,075)	(1,718,406)
Other income	14,681	1,194	16,008	1,455
Total other income (expense)	(838,915)	(856,987)	(1,708,295)	1,300,743

Net Loss	$ (2,280,680)	$ (3,218,505)	$ (2,032,680)	$ (1,491,538)

Net Loss Per Common Unit—Basic & Diluted (Note 6)	$ (444.66)	$ (623.88)	$ (406.01)	$ (302.60)

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC

Condensed Unaudited Statements of Cash Flows
	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net loss	$ (2,032,680)	$ (1,491,538)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	3,146,858	3,183,982
Loss on sale of asset	3,471	0
Loss on dryer fire	50,000	0
Lower of cost or market adjustment on inventory	0	452,784
Change in fair value of derivative financial instruments	0	5,325
Change in operating assets and liabilities:
Receivables	540,316	(286,746)
Inventory	(642,787)	556,140
Prepaid expenses and other	18,835	(294,722)
Accounts payable	(1,957,296)	(814,051)
Accrued liabilities	1,879,710	1,401,555
Net cash provided by operating activities	1,006,427	2,712,729
Cash Flows from Investing Activities
Purchases of property and equipment	(306,697)	(110,617)
Proceeds from insurance company	400,000	0
Proceeds from sale of fixed assets	3,250	0
Net change in restricted cash and investments	4,527	(3,026,652)
Net cash provided by (used in) investing activities	101,080	(3,137,269)
Cash Flows from Financing Activities
Payment on construction loan	(2,236,841)	(894,736)
Advance on tax increment financing	7,300	0
Sale of Preferred Units	0	75
Debt issuance costs	0	(100,000)
Net cash used in financing activities	(2,229,541)	(994,661)
Decrease in Cash and Cash Equivalents	(1,122,034)	(1,419,201)
Cash and Cash Equivalents—Beginning of Period	1,618,244	1,853,959
Cash and Cash Equivalents—End of Period	$ 496,210	$ 434,758

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of NEDAK Ethanol, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position, results of operations and cash flows. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying balance sheet as of December 31, 2010 is derived from the audited financial statements as of that date. These condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the annual report for the year December 31, 2010, filed as an exhibit to the Form 10-K filed with the SEC.

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

2. LIQUIDITY AND MARKET UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the ethanol industry has experienced since mid 2008 and which continues through mid 2011. These volatilities can have a severe impact on operations.

As a commodity processor, the Company’s profitability is primarily driven by the relationship between the cost of corn and the price at which the Company can sell its end-products, ethanol and distiller’s grains.  The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The Company’s cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and risk management techniques used to protect against the price volatility. The Company is subject to significant risk that its operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.  Due to the current conditions of these commodity markets, the Company may again produce negative margins.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

As of June 30, 2011, the Company was in default under its Credit Agreement and its Tax Increment Financing loan, as further discussed in Notes 8 and 9.  For this reason, the Company has presented these loans as current liabilities.  Such treatment of the Company’s long term debt will continue, as required by GAAP, until such defaults are cured.

Because of these events and market conditions, there is an increased level of uncertainty with respect to the Company’s ability to obtain sufficient cash flows from operations or debt or equity financing sufficient to cover the liquidity needed for ongoing operations. The Company is having continued discussions with its lenders to resolve defaults under the Credit Agreement and Tax Increment Financing loan, which may include entering into a tolling agreement and obtaining additional capital.  A final resolution to the defaults and amortization of the loans will require approval of the lenders and may include requirements for additional capital.  The Company has also engaged a firm to undertake a more systematic approach to potential capital sources.

The Company continues to work with its lenders and others to identify the means by which it can improve its capital position.  Management believes improved capitalization would better enable the Company to hedge and better manage its market risk in the commodity markets, among other things.  Improving its capitalization will likely involve restructuring its debt so that both the debt level and the associated covenants are more compatible with current market conditions, and may also involve the Company issuing equity.

Exclusive of the reclassification of the majority of the Company’s long term debt to current liabilities, the Company would have had negative working capital of $6,402,907, which includes restricted cash and investments of $2,202,227, and which includes only current maturities of long term debt that represent normal amortization of principal, as of June 30, 2011.  As reported in the balance sheet, including the presentation of long term debt as current liabilities, working capital was a negative $42,1121,903 as of June 30, 2011.

Accrued liabilities include accrued board compensation of $1,084,750 and $772,250 as of June 30, 2011 and 2010, respectively, which the Company believes are favorable payment terms.  If these payment terms change, more cash may be required.

These financial statements have been prepared assuming the Company will continue as a going concern.  Until the Company is able to obtain additional working capital from the above options or from operations, for which no assurance can be given, and in addition, modify the Credit Agreement covenants or refinance the construction loan, there is substantial doubt as to whether the Company can continue to operate as a going concern.

3. INVENTORY

Inventory consists of the following:
	June 30, 2011	December 31, 2010
Finished goods	$3,446,181	$3,478,089
Work in process	1,003,993	912,104
Raw materials	1,459,943	877,137
Total	$5,910,117	$5,267,330

4.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically hedges a portion of its future corn and natural gas purchases for minimizing risk from market price fluctuations.  Derivative financial instruments recorded on the balance sheet represent the current fair value of the instruments.

As of June 30, 2011 and December 31, 2010, the Company had no open derivative positions.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

The following table provides details regarding the gains from the Company’s derivative financial instruments in the statements of operations, none of which are designated as hedging instruments:

	Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income		Amount of Gain Recognized in Income
Six months ended June 30, 2011 Three months ended June 30, 2011	Commodity contracts Commodity contracts	Cost of goods sold Cost of goods sold	$	- -
Six months ended June 30, 2010 Three months ended June 30, 2010	Commodity contracts Commodity contracts	Cost of goods sold Cost of goods sold		707,266 18,304

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Land and improvements	$ 4,408,272	$ 4,408,272
Buildings	9,121,024	9,121,024
Plant equipment	73,209,116	73,216,667
Office equipment	200,575	200,575
Vehicles	560,383	560,383
	87,499,370	87,506,623
Less accumulated depreciation	(15,380,237)	(12,346,599)
Net property and equipment	$ 72,119,133	$ 75,160,322

Depreciation expense for the six months ended June 30, 2011 and 2010 was $3,034,468 and $3,029,463, respectively.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the Company's policy for evaluating impairment of long-lived assets, management has estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at June 30, 2011; therefore no impairment loss was recognized.

6.  MEMBERS’ EQUITY

As of June 30, 2011, there were 185.5 preferred membership units outstanding (“Preferred Units”).  The Preferred Units entitle the holders thereof, among other things, to receive a preferred cumulative distribution of 10% (“Preferred Return”) before holders of common membership units receive distributions.  Following the third anniversary of the issuance of the Preferred Units, the Company may redeem Preferred Units for the original purchase price plus any accrued but unpaid distributions.  The accumulated undeclared Preferred Return as of June 30, 2011 was $410,862, and the total liquidation preference of the Preferred Units as of June 30, 2011 was $2,265,365.  Losses are generally allocated to all unit holders based upon their respective percentage of units held, except that losses are not allocated to Preferred Units if the Preferred Return has not been achieved.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

A reconciliation of net income applicable to common units used in the calculation of net income per common unit for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$ (2,280,640)	$ (3,218,505)	$ (2,032,680)	$ (1,491,538)
Preferred Return on Preferred Units	(46,235)	(46,235)	(91,963)	(91,972)
Net loss applicable to Common Units	$ (2,326,915)	$ (3,264,740)	$ (2,124,643)	$ (1,583,510)
Weighted average Common Units Outstanding -
Basic and Diluted	$ 5,233	$ 5,233	$ 5,233	$ 5,233
Net loss per Common Unit - Basic and Diluted	$ (444.66)	$ (623.88)	$ (406.01)	$ (302.60)

7.  LINE OF CREDIT

In March 2006, the Company entered into a line of credit agreement in favor of its natural gas transporter to reserve pipeline space.  The natural gas transporter may draw up to $150,000 until maturity in May 2012.  Interest is payable upon the lender’s demand or in May 2012 at an annual rate of .85%.  In August 2007, the Company entered into a line of credit agreement in favor of its natural gas transporter for the service of transporting gas.  The natural gas transporter may draw up to $923,828.  Interest is payable upon the lender’s demand at an annual rate of 1.25%.  These agreements are secured by restricted short term investments totaling $1,180,875 and $1,163,581 as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, there were no borrowings outstanding on the lines of credit. All lines of credit are automatically renewed upon expiration.

8.  LONG-TERM DEBT

	June 30, 2011	December 31, 2010
Construction loan under Credit Agreement	$35,789,480	$ 38,026,321
Members’ notes payable	18,750	18,750
Tax increment financing note (Note 9)	6,586,300	6,579,000
	42,394,530	44,624,071
Less current maturities	(6,675,534)	(6,025,417)
Less debt previously classified as long-term	(35,718,996)	(38,579,904)
	$0	$18,750

The maturities of long term debt as of June 30, 2011, are as follows:

2011	$ 42,375,780
2012	18,750
Total long-term debt	$ 42,394,530

Construction Loan under Credit Agreement

In February 2007, the Company entered into a senior credit facility (“Credit Agreement”) with AgCountry Farm Credit Services, FLCA (“Lender”) for a multiple advance construction loan totaling $42,500,000.  The Company is required to make interest payments during the construction phase at the thirty-day LIBOR plus 3.4%, but not less than 6.0%.  The interest rate was 6.0% as of June 30, 2011. The Credit Agreement provides that the construction loan is to be converted at final acceptance to a permanent ten year term loan of $32,500,000 and a $10,000,000

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

revolving term loan, which has not occurred as of June 30, 2011.  As of June 30, 2011 and December 31, 2010, the Company had $35,789,480 and $38,026,321 outstanding on the construction loan, respectively.

Under the current terms of the Credit Agreement, the Company is required to make level monthly principal payments of $447,368 through February 1, 2018.

The Credit Agreement requires the Company to maintain certain financial covenants, including minimum working capital of $6,000,000, minimum current ratio of 1.20:1.00, minimum tangible net worth of $41,000,000, minimum owners’ equity ratio of 50%, and a minimum fixed charge coverage ratio of 1.25:1.00, and also includes restrictions on distributions and capital expenditures.  As of June 30, 2011, the Company was in violation of the working capital and current ratio covenants (working capital was $(6,402,907) and the current ratio was 0.65:1.00, both exclusive of the debt reclassification), the tangible net worth requirement (tangible net worth was $38,675,410) and the fixed charge coverage ratio (intended to be an annual measure, but using year to date measures and six months of principal payment that ratio is 0.54:1.00).  The Credit Agreement contains certain prepayment fees in the first four years of the scheduled payments, and the loan is secured by substantially all the Company’s assets.

On August 6¸ 2010, the Company executed a Sixth Supplement and Forbearance Agreement to the Credit Agreement (the “Sixth Supplement”), under which the Company agreed that the Lender could apply the $3,945,087 it held as collateral under the Credit Agreement to the Company’s current obligations under the Credit Agreement, including monthly principal payments, penalties and interest.  In exchange for the foregoing among other terms, Lender agreed to refrain from exercising its rights under the Credit Agreement until the earlier of October 1, 2010 or the date of any default under the Sixth Supplement.  The TIF Lender (defined in Note 9) filed a suit alleging a breach of the TIF Loan (defined in Note 9), which constituted a breach under the Sixth Amendment, but the Lender has not taken any actions directly related to the breach.

The Company and the Lender remain in discussions to revise the Credit Agreement covenants and resolve outstanding defaults under the Credit Agreement.  In light of continuing poor margins in the ethanol industry, the Lender has indicated the Company should focus on mitigation of risk and obtaining additional capital.

Effective February 1, 2011, the Company entered into a Seventh Supplement and Forbearance Agreement with the Lender (the “Seventh Supplement” and together with the Credit Agreement and its supplements, the “Loan Agreements”), under which the Lender agreed to forbear from exercising its enforcement rights under the Loan Agreements until the earliest to occur of June 30, 2011 and the occurrence of an “event of default” under the Seventh Supplement.  The Company agreed that the Lender may apply the proceeds of a letter of credit issued in connection with the Fifth Supplement and Forbearance Agreement dated September 30, 2009 against any amounts due under the Loan Agreements, at the Lender’s sole discretion.  In addition, the Company agreed to deliver a comprehensive strategic financial plan, or update the plan previously delivered, to the Lender by March 31, 2011.  Furthermore, the Company also committed to raise additional capital prior to expiration of the forbearance period provided in the Seventh Supplement, and the Company is obligated to provide certain financial statements, books, records and budgets to Lender on a periodic basis as set forth in the Seventh Supplement.  The Company failed to meet its obligations under the Seventh Supplement and an “event of default” has occurred thereunder.  As a result of the “event of default,” (i) the principal amount outstanding under the Loan Agreements and any then-accrued but unpaid interest and then-accrued but unpaid fees and costs was accelerated and is immediately due and payable, in addition to other remedies set forth in the Loan Agreements, (ii) the Lender may terminate the Seventh Supplement, (iii) the Lender may terminate the Company’s authority to use cash collateral of Lender, (iv) the Lender may protect, exercise and enforce any and all rights and remedies set forth in the Loan Agreements and/or under law or equity, and (v) the Lender may set off any financial obligations against all deposits, credits or rights to payment of the Company with any credits, right to payment  or other claims of the Company against the Lender.  Lender has not exercised any of the foregoing rights and the Company is in discussions with Lender to address the defaults under the Loan Agreements and corresponding events of default under the Seventh Supplement.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

Note Payable to Members

In May 2004, each of the initial 15 members loaned the Company $1,000.  The unsecured loans bore interest at 5% per annum with principal and interest due on April 8, 2009.  On April 8, 2009, the notes were amended and restated to add accrued interest in the amount of $3,750 to the principal.  The unsecured notes, which were classified as long-term debt as of June 30, 2011, continue to bear interest at 5% per annum with principal and interest due on April 8, 2012.

9.  TAX INCREMENT FINANCING

In September 2007, the City of Atkinson, Nebraska, (“Issuer”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to the Company through a loan (the “TIF Loan”) to reimburse the Company for certain infrastructure improvements relating to the plant.  Repayment of the TIF Loan is secured by the Company’s pledge to the lender of the TIF Note (“TIF Lender”) and other obligations relating to the TIF Note.  The original amount of the TIF Note was $6,864,000 and bears interest of 9.5%.

In connection with the issuance of the TIF Note, the Issuer and the Company entered into a Redevelopment Contract (“Contract”).  Under the Contract, the TIF Note proceeds were used for project costs, for the establishment of special funds held by the TIF Note trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. As of June 30, 2011 and December 31, 2010, the Capitalized Interest Fund was approximately $6,500 and is included in restricted cash on the balance sheet.

Payments on the Note are due in semi-annual increments which commenced at $139,000 on June 1, 2009 and increase to $444,000, with a final maturity in December 2021.   Interest on the TIF Note is payable semi-annually on September 1 and December 1.  The interest rate resets on September 1, 2012 and September 1, 2017 to a rate equal to the 5-year U.S. Treasury Constant Maturity index plus 4.75% for the applicable five-year period and the remainder of the term of the TIF Loan, respectively.  The Company has the option to redeem or purchase the TIF Note in whole or in part. As of June 30, 2011 and December 31, 2010, the Company had $6,586,300 and $6,579,000 outstanding on the TIF Loan, respectively.

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

On August 12, 2010, the TIF Lender filed a lawsuit against the Company in the District Court of Douglas County, Nebraska alleging that the Company failed to make certain payments due under the TIF Note and failed to maintain the Debt Service Reserve Fund. In addition, the lawsuit stated that the TIF Lender accelerated the maturity of the TIF Note.  The TIF Lender sought in the lawsuit repayment of $7,039,126 due as of August 9, 2010, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid. On April 20, 2011, the court granted a partial summary judgment motion filed by the TIF Lender, subject to a hearing to determine costs and interest. The matter is still pending and TIF Lender has agreed to stay the proceedings as described below.

Effective June 30, 2011, the Company entered into a Forbearance and Standstill Agreement with the TIF Lender (the “TIF Forbearance Agreement”), under which the TIF Lender agreed to forbear from exercising its enforcement rights under the TIF Loan until the earliest to occur of (i) September 30, 2011, (ii) the Lender taking any action to enforce its rights or remedies against the Company and (iii) and the occurrence of an “event of default” under the

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

TIF Forbearance Agreement that is not cured within the applicable cure period.  The TIF Lender agreed to stay the legal proceedings until the forbearance period expires or the TIF Forbearance Agreement is terminated.  In addition, the Company agreed to pay the TIF Lender $25,000 within three days of executing the TIF Forbearance Agreement and $25,000 per month thereafter.

Under the terms of the Contract, a portion of the real estate taxes paid by the Company are to be used to make principal and interest payments on the TIF Note.  However, the Company did not pay certain real estate taxes.  The Company has accrued the full amounts of 2009 and 2010 real estate taxes due as of June 30, 2011 and December 31, 2010 in accrued expenses on the balance sheet.

As provided in the TIF Forbearance Agreement, the TIF Lender reduced the accrued interest receivable from the Company by $464,474 as a result of the TIF Lender’s purchase from the county of the past due 2009 Real Property Tax that was payable by the Company to the county tax assessor.  Total accrued Real and Personal Property Tax payable by the Company as of June 30, 2011 was $2,373,150.

10.  FAIR VALUE MEASUREMENTS

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

There were no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2011 or December 31, 2010.

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

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

11.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Major Customers

Approximately 99% of the Company’s ethanol revenues are received from a single ethanol marketer through sales on the spot market by Tenaska BioFuels, LLC (“Tenaska”).  Beginning in the fourth quarter of 2010, the Company pays Tenaska $0.02 per gallon of ethanol sold for its marketing services.  As of June 30, 2011, the Company had forward contracted sales of ethanol with Tenaska for 1,450,000 gallons of ethanol at an average fixed price of $2.49 per gallon, for delivery in July 2011.  Revenues from ethanol sales to Tenaska were $29,678,000 and $61,078,000 in the three and six month periods ended June 30, 2011, respectively.  Accounts receivable from Tenaska as of December 31, 2010 were $1,517,400 and as of June 30, 2011 were $1,253,000.

Gain from Litigation Settlement

A gain of $3,000,000 was recognized on March 19, 2010 in connection with a settlement with the Company’s contractor for the facility, previously disclosed. The remaining funds from the settlement are held in restricted cash and are used to satisfy certain amounts due the Lender under the Credit Agreement.

Plant Management Agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company’s plant.  The Company pays a fixed monthly payment of approximately $120,434 for such services, which are adjusted annually.  The unrelated party also supplies process chemicals, which the Company is currently paying for at a fixed rate per denatured gallon of ethanol produced.  The contract allows for potential future payments in an incentive program intended to be based on operational improvements and Company profitability.  The agreement will terminate on December 31, 2014 unless terminated by either party giving 180 days prior written notice.  The Company incurred approximately $381,000 and $762,000 for these services for the three and six month periods ended June 30, 2011, respectively, and $372,000 and $742,000 for these services for the three and six month periods June 30, 2010, respectively.

Utility Contracts

The Company entered into a consulting service contract for management of its needs for natural gas in plant operations.  The three services of natural gas procurement required to operate the plant are transport, distribution and supply.  The physical supply of natural gas to operate the plant is purchased from various companies based on bids established by the Company’s Risk Management Committee with the advice of the management services company.   The gas is transported by Kinder Morgan pursuant to various contracts with the Company, and delivered to the local gas company, Source Gas, which distributes the gas to the plant.

Transportation Agreement

The Company is party to an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company pays a base fee per gallon unloaded plus a surcharge if above the diesel fuel base.  The agreement commenced in July 2007 and automatically renewed for an additional one-year term in July 2011, and will continue to automatically renew for additional one-year terms unless terminated by either party by written notice no less than 180 days prior to the ending date of the renewal term.

Rail Car Leases

The Company has lease agreements for 137 rail cars.  There are 29 cars under leases that expire before the end of 2011 and carry an average monthly rental cost of $400.  The remaining 108 cars have expiration dates between May 31, 2017 and August 31, 2020, with an average monthly rental cost of $658.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2011

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

Dryer Damage

On March 22, 2011, a fire caused approximately $1,200,000 of damage to a dryer.  The Company expects its insurer to pay for the damage, less the $50,000 deductible which was expensed in Cost of Good Sold as a Maintenance and Repair Expense, as of June 30, 2011 at the completion of the dryer repair.  As of June 30, 2011 the dryer repair is complete and the dryer was on-line.  As of June 30, 2011, the Company had $750,000 owing from its insurer in receivables and $893,303 owed to vendors as accounts payable in connection with such repairs.

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

Although the corn-ethanol Crush Margin—the difference between the cost of corn in each gallon and the price of ethanol—has varied from time to time, revenues from sales of ethanol have usually covered our variable costs of operations, leaving our fixed costs to be covered by our WDG revenues.  As of July 29, 2011, corn for September 2011 delivery was $6.95 per bushel and the corresponding ethanol sales price was $2.72 per gallon on the Chicago Board of Trade (“CBOT”), resulting in a gross Crush Margin of $0.19 per gallon.

Because of the way our costs have been covered during our first two and a half years of operations, our profitability has tended to improve with higher corn costs.  Cattle feeders compare our WDG prices to the price they would otherwise pay for feed corn, which means that generally speaking throughout our operations, higher corn prices have tended to increase our WDG revenues.  So long as the price of ethanol covers our variable costs with a sufficient Crush Margin and our fixed costs are covered by WDG prices, higher corn costs support higher WDG prices and increase our profitability.  Since these commodity price relationships are complex and not necessarily correlated, these trends could change at any time, and our profitability could be hindered by higher corn prices.  At some point, increased corn costs will decrease the Crush Margin to the point where WDG prices cannot compensate and our profitability would correspondingly decrease.

As described below under “Liquidity and Capital Resources—Credit Facility,” we have been actively working with our lenders to resolve defaults under our credit agreements, change the way we manage our commodity risk and identify sources of additional capital to meet our working capital needs. In connection with that process, we modified or terminated several of our pre-existing contracts for the sale of ethanol and WDG and the purchase of corn and natural gas. Currently, we are considering entering into a substitute marketing agreement or toll processing agreement, which we believe could allow us to more effectively manage risk and will reduce our working capital needs. While those discussions are on-going, we have established a relationship with Tenaska Biofuels, LLC (“Tenaska”). Although we have not entered into any long-term agreement with Tenaska, we are working closely with Tenaska for the purchase of corn and have been selling all of our ethanol through Tenaska. We have also entered into a master netting agreement to facilitate payments with Tenaska and more efficiently use our working capital. The agreement is terminable by either party at will.

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

Our WDG revenue more than doubled in the second quarter of 2011 over the second quarter of 2010.  Late in 2009 and through the summer of 2010, a large local ethanol facility increased the amount of WDG available in the marketplace.  Additionally, a local feedlot closed, which decreased local demand for distiller’s grains.  In the fall of 2010, the local feedlot resumed operations and our competitor’s WDG production was converted to dried distiller’s grain production for the export market.  This has increased our WDG sales since September 2010, with second quarter 2011 sales 142% higher than the same period in 2010.

We currently anticipate a continued increase in revenues from the sale of WDG in 2011 over 2010 because of increasing corn prices, which topped $7.00 per bushel on February 25, 2011 on the Chicago Mercantile Exchange ending the day at $7.12 per bushel.  Our first half 2011 WDG pricing was recalculated and negotiated monthly based on the fluctuating cost of corn.  We expect corn cost and therefore related WDG pricing to fluctuate throughout 2011.  Furthermore, we believe our WDG revenues will continue to increase throughout 2011 as plant productivity continues to increase through improved operating processes, systems and formulation.  As of June 30, 2011, we had no material amounts of WDG contracted to sell.

The following graph demonstrates the relationship between the CBOT cost of corn and the price of ethanol since January, 2007.  It is clear that the industry margins began to deteriorate in the third quarter of 2007, and got worse with the global economic distress of 2008.  In the fourth quarter of 2009, the Crush Margin improved for a short time and it continued strong into February 2010.  This high Crush Margin in the first quarter of 2010 is remarkable because the Crush Margin is historically the lowest at this time of year in the ethanol industry.  That annual trend for the first quarter is greatly exaggerated in the first quarter of 2011 when much of the quarter CBOT spot prices drove the cost of corn to prices that were greater than the price that could be recovered from selling the ethanol that would be produced, which trend continued throughout most of the second quarter of 2011.  At the very end of June 2011, however, the Crush Margin began to improve and  provided us favorable margins, even with the cost of corn above $7.00 a bushel.

Ethanol Market Factors

The price of ethanol is largely driven by supply and demand on the national markets, as well as regulatory requirements born by fuel blenders. Annual U.S. ethanol production capacity grew continually from 1980 through the middle of 2009. According to the Renewable Fuels Association (“RFA”), in 2002, annual U.S. ethanol production surpassed two billion gallons, and in 2009 it topped ten billion gallons. The RFA indicates that total U.S. ethanol production capacity was approximately 14.1 billion gallons as of July 27, 2011.

The Renewable Fuels Standard (“RFS”), which was created by the Energy Policy Act of 2005 (the “2005 Act”), established the RFS2 standard for blending renewable fuels into automobile fuel in 2011 at 13.95 billion gallons, of which 2.56 billion gallons must come from non-corn based ethanol, leaving a maximum requirement of 11.4 billion gallons of corn based ethanol to be blended in 2011. As of July 2011, the RFA reported that nation-wide there were 197 operating ethanol refineries with a nameplate capacity of 14.7 billion gallons, another 12 non-operating facilities with 506 million gallons of capacity and 6 more plants under construction with additional capacity of 313 million gallons. Total capacity from these 221 facilities would be 14.7 billion gallons at nameplate, and at 110% of nameplate could produce over 16 billion gallons of ethanol per year. This means that compared to the RFS2 standard for 2011, there is nearly five billion gallons of potential corn based ethanol oversupply in the U.S. Therefore, the ethanol industry must continue to generate demand for ethanol beyond the minimum floor set by the RFS in order to support current ethanol prices.

In response to a request by Growth Energy, an ethanol industry trade association, under section 211(f)(4) of the Clean Air Act, the Environmental Protection Agency (“EPA”) has granted a partial waiver to allow fuel and fuel additive manufacturers to introduce gasoline that contains more than 10 volume percent (vol%) ethanol and up to 15 vol% ethanol (“E15”) for use in model year (“MY”) 2001 and newer light duty motor vehicles, subject to several conditions. On October 13, 2010, the EPA granted a partial waiver for E15 for use in MY2007 and newer “light-duty vehicles” (which include cars, light-duty trucks and medium-duty passenger vehicles). On January 21, 2011, the EPA granted a partial waiver for E15 for use in MY2001-2006 light-duty vehicles. These decisions were based on test results provided by the U.S. Department of Energy (“DOE”) and other information regarding the potential effect of E15 on vehicle emissions. Taken together, the two actions allow, but do not require, E15 to be introduced into commerce for use in MY2001 and newer light-duty vehicles if conditions for mitigating, misfueling and ensuring fuel quality are met. The EPA is in the process of completing work on regulations that would provide a more practical means of meeting the conditions.

The Volumetric Ethanol Excise Tax Credit (“VEETC“) currently provides ethanol blenders with a tax credit of $0.45 per gallon of ethanol blended into gasoline. The VEETC is set to expire on December 31, 2011.  We believe that the VEETC primarily benefits ethanol blenders, as opposed to producers, and as a result, failure to extend the VEETC may have a negative impact on ethanol demand, but we do not anticipate any such negative impact will be material to us and may be offset by corresponding political benefits. We expect the RFS to continue to drive demand for ethanol.

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

We believe that since the beginning of the global recession in mid 2009, the fluctuating U.S. demand for ethanol has been primarily driven by two variables: (1) the level of on-hand inventory of ethanol in the domestic blender pipeline and storage, and to a lesser extent, (2) the sale of ethanol to South America as the weather and economies affect the sugar crop and the production of sugar-based ethanol there. The Crush Margin tends to increase in the short term (week to week) when shortages in blender inventories cause immediate demand pressure. Less dramatically, we believe that the net export of U.S. ethanol to Brazil as a result of the Brazilian sugar crop shortages caused longer term (month to month) increases in the 2010 average Crush Margins.  These dynamics have continued through the first half of 2011.

We believe these short and medium term fluctuations in the Crush Margin will continue to cover our variable ethanol production costs, and until the domestic ethanol distribution infrastructure grows and domestic demand for ethanol increases,the Crush Margin will have a muted impact on our profitability.

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

Production Matters

As in the first quarter of 2011 and continuing in the second quarter, we have generated average production volume above 110%, during which time daily rates have often gone above 116% of nameplate.  We hope to continue to improve equipment and processes until we achieve daily production rates that require an application to the Nebraska Department of Environmental Quality (“NDEQ”) to increase our Air Quality Permit production limit beyond our current 117% of nameplate.  These trends compare to the first two quarters of 2010 very favorable, when we were forced to run the plant at reduced rates due to poor quality corn and increased foreign material in the corn fines.  Throughout 2010, we gradually increased the steady-state rates up to and past 100% of our plant’s name-plate capacity.

Results of Operations

Similar to the first quarter of 2011, we continued to experience improvements in production rates and consistency of throughput in the second quarter of 2011, as compared to the same periods of 2010.  These improvements were the result of many operational improvement initiatives, including fermentation formulation, and recipe changes, temperature controls, processing rates, implementation of process standard operating procedures and balancing of run rates.

Comparison of year-to-year Second Quarter and First Half Production

	Second Quarter		Variance	First Half		Variance
Production Quantities	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
Ethanol (000’s gallons)	12,228	11,903	325	24,787	23,037	1,750
Distiller’s Grain (000’s tons)	94	81	13	191	161	30
Corn (000’s bushels ground)	4,342	4,268	74	8,773	8,274	499
Yield (Undenatured gal/BU)	2.82	2.79	0.03	2.83	2.78	0.05

Summary of Monthly 2011 year-to-date operations:

	Ethanol Gallons Produced (000’s)		Corn Bushels Ground (000’s)		Denatured Yield (Gallons / Bushel)		Tons of WDG Sold (000’s)		Tons of Dry DGs Sold (000’s)
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
January	4,320	3,446	1,545	1,240	2.80	2.78	34	25	0.0	0.4
February	3,939	3,563	1,367	1,278	2.88	2.79	31	26	0.0	0.1
March	4,300	4,125	1,519	1,490	2.83	2.77	32	26	0.0	2.1
April	3,950	3,475	1,395	1,240	2.83	2.80	30	26	0.0	2.5
May	4,338	4,254	1,544	1,542	2.81	2.76	34	25	0.0	1.6
June	3,940	4,174	1,403	1,484	2.81	2.81	30	19	0.5	2.5
Total	24,787	23,037	8,773	8,274	2.83	2.78	191	147	0.5	9.2

The chart immediately above shows that many of the improvements in the first quarter of 2011 over the first quarter of 2010 continued through April.  Year over year comparisons were generally better throughout the first half of  2011 over 2010.  Improved corn quality in 2011 over 2010 resulted in the improved yields.  Process improvements continued throughout the first half of 2011, resulting in the greater production volumes.  However, high sulfate levels in June 2011 decreased production.  Nevertheless, steady throughput and improved distribution of WDG also increased during the first half of 2011 over the same period of 2010.  In the first half of 2010, 9,200 tons of distiller’s grains sold were dried.  If those distiller’s grains had remained fully hydrated, total sales of distiller’s grains in the first half of 2010 would have been 174,000 tons, 17,000 tons less than was produced in the first half of 2011.

Revenues, Cost of Goods Sold, General & Administrative Costs

Comparison of our second quarter 2011 and 2010 Statement of Operations Items:

	Second Quarter 2011	Second Quarter 2011 Percentage	Second Quarter 2010	Second Quarter 2010 Percentage
Revenues	$36,974,654	100%	$21,444,494	100%
Cost of Goods Sold	37,774,504	102%	23,195,969	108%
Gross Profit	(799,850)	-2%	(1,751,475)	-8%
General & Admin. Expenses	641,915	2%	610,043	3%
Operating Income (Loss)	(1,441,765)	-4%	(2,361,518)	-11%
Other Income (Expense) net	(838,915)	-2%	(856,987)	-4%
Net Income	$(2,280,680)	-6%	$(3,218,505)	-15%

Comparison of our first half 2011 and 2010 Statement of Operations Items:

	First Half 2011	First Half 2011 Percentage	First half 2010	First Half 2010 Percentage
Revenues	$72,062,998	100%	$42,375,739	100%
Cost of Goods Sold	71,172,455	99%	44,101,079	104%
Gross Profit	890,543	1%	(1,725,340)	-4%
General & Admin. Expenses	1,214,928	2%	1,066,941	3%
Operating Income (Loss)	(324,385)	0%	(2,792,281)	-7%
Other Income (Expense) net	(1,708,295)	-2%	1,300,743	3%
Net Income	$(2,032,680)	-2%	$(1,491,538)	-4%

Revenues

Our revenues from operations come from two primary sources: sales of ethanol and distiller’s grains.  In the second quarter of 2011, our revenue from the sale of ethanol was approximately 84% of our total revenues, with the sale of distiller’s grains constituting 16%.  While we sold similar amounts of ethanol in the second quarter of 2011 as we did in the same quarter of 2010 (12.4 and 12.3 million gallons, respectively), second quarter 2011 revenues per gallon of ethanol were $2.53, as compared to $1.45 in the same period of 2010.

Pricing strategies for WDG in the second quarter of 2010 and 2011 were very different.  In 2010, we were in a depressed market with both a supply glut (a large nearby producer was unable to dry the product out of its new facility) and weak demand (a large local feedlot was temporarily shut down).  In the second quarter, the average revenue for WDG was $62.46 and $27.94 per ton in 2011 and 2010, respectively.  This generated approximately $3,990,000 more revenue in 2011 over 2010-an 168% increase.

There are two price/cost relationships that must improve for us to be profitable.  Those two relationships are (i) the Crush Margin and (ii) the price of distiller’s grain compared to our costs other than the cost of corn.  These two relationships are inherently the largest numbers in our statement of operations which in descending order are (i) ethanol sales, (ii) corn purchases, and (iii) distiller’s grains revenue. Because these relationships are primarily driven by market prices throughout, we believe the only way we can improve them is to increase our working capital to better hedge and forward contract, as discussed elsewhere in this report.

Other Income (Expense)

On March 19, 2010, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with our plant constructor, Delta-T Corporation (“Delta-T”), its parent, Bateman Litwin NV (“Bateman”) and Bateman Engineering Inc. (“Bateman Engineering”) under which, among other things, Delta-T and Bateman authorized us to draw $3,000,000 from a letter of credit.  The receipt of the $3,000,000 was recognized as a gain in other income in the first quarter of 2010.

Cost of Goods Sold

Comparison of our second quarter 2011 and 2010 Cost of Goods Sold Items:

	Second Quarter 2011	Second Quarter 2011 Percentage	Second Quarter 2010	Second Quarter 2010 Percentage
Revenues	$36,974,654	100%	$21,444,494	100%
Cost of Goods Items:
Corn	30,188,532	82%	15,262,689	71%
Denaturant and Chemicals	2,781,178	8%	1,468,241	7%
Ethanol Freight Costs	511,757	1%	1,926,882	9%
Natural Gas and Electricity	1,884,246	5%	1,732,657	8%
Production Labor	662,534	2%	636,602	3%
Supplies and Maintenance	449,338	1%	388,842	2%
Property Tax	(224,474)	-1%	259,770	1%
Depreciation	1,521,393	4%	1,520,286	7%
Total Cost of Goods Sold	$37,774,504	102%	$23,195,969	108%

Comparison of our first half 2011 and 2010 Statement of Operations Items:
	First Half 2011	First Half 2011 Percentage	First Half 2010	First Half 2010 Percentage
Revenues	$72,062,998	100%	$42,375,739	100%
Cost of Goods Items:
Corn	56,929,236	79%	28,018,863	66%
Denaturant and Chemicals	4,401,942	6%	2,738,700	6%
Ethanol Freight Costs	1,002,896	1%	3,653,723	9%
Natural Gas and Electricity	3,699,530	5%	4,173,482	10%
Production Labor	1,347,091	2%	1,268,289	3%
Supplies and Maintenance	750,043	1%	682,203	2%
Property Tax	15,526	0%	544,770	1%
Depreciation	3,026,191	4%	3,021,049	7%
Total Cost of Goods Sold	$71,172,455	99%	$44,101,079	104%

Our cost of goods sold (“COGS”) as a percentage of revenues in the second quarter of 2011 improved - at 102% - from 108% in the second quarter of 2010.  This improvement was largely caused by increased ethanol revenues.  However, several elements of COGS declined in the second quarter of 2011.  The largest change was in the cost and offsetting revenues for ethanol transport by rail.  In 2010, the marketer required us to pay the rail freight costs directly to the railroads and then reimbursed us for those costs. Beginning in the fourth quarter of 2010, we changed marketers and the new marketer maintains all the rail freight accounts with the railroads, resulting in a reduction of both the revenues and the ethanol freight components of COGS in our income statement - from 9% of revenues in 2010 to 1% in 2011.

Corn is the largest component of our cost structure.  Our cost of corn per gallon of ethanol produced averaged $2.08 in the first half of 2011 and $2.52 in the second quarter of 2011, compared to $1.21 in the first half of 2010 and $1.28 in the second quarter of 2010.  For the first time since startup of the plant, during most of the second quarter of 2011, the CBOT cost of corn per bushel to produce each gallon of ethanol (divided by 2.8) was greater than the price of ethanol, sometimes with a negative Crush Margin of $0.15 per gallon, which increased our COGS.   However, the improvement in WDG pricing did offset the impact on our COGS.

Yield - the number of gallons of ethanol we produce for each bushel of corn ground - will impact our COGS.  Despite significant increases in the prices of both corn and ethanol in the second quarter of 2011 over the second quarter of 2010, our improved yield shown above in the chart “Comparison of year-to-year Second Quarter and First Half Production” (due in part to better quality corn) helped to temper our COGS.  As corn is more expensive, improved yield is more important.  The price for both corn and ethanol doubled in 2011, while all other costs did not.  As shown above in the chart “Summary of Monthly 2011 year-to-date operations,” our yield improved in the first half of 2011 over the same period of 2010 from 2.78 gallons per bushel to 2.83.  Thus, we produced 438,650 more gallons of ethanol in the first half of 2011 from the 8,773 bushels of corn ground than would have been produced at the 2010 yield level.  This contributed $1,105,398 of revenue in the second quarter of 2011 with no additional purchase of corn.  Without this yield improvement, the cost of corn as a percentage of total revenues would have been 84% - 2% higher than actual.  Therefore, in the table immediately above, corn cost as a percentage of revenues increased in the second quarter 2011 11% over the second quarter 2010, but without the improved corn quality and improved yields, our corn cost as a percentage of our revenues would have increased 13% in the same period.

Other COGS improvements in both the second quarter and the first half 2011 versus the same periods of 2010, such as utilities, resulted from increased production volume and revenues in 2011 over 2010.  Steady state production and improvements in both effective and efficient production methods also have improved general production performance.

Property tax was nearly unchanged in the first half of 2011 compared to the same period of 2010.  However, we received a large credit to the expense account on June 30, 2011 as a result of a $464,474 payment by the State of Nebraska to the TIF Lender (identified below) for a half-year of 2009 real property tax refund under the Redevelopment Contract between us and the City of Atkinson.  This resulted in a net credit in the second quarter 2011 Income Statement of $224,474 that caused a swing of $484,244 improvement from 2010 to 2011 in Property Tax Expense.

General and Administrative Expenses

Comparison of our second quarter 2011 and 2010 General and Administrative Expense Items:

	Second Quarter 2011	Second Quarter 2011 Percentage	Second Quarter 2010	Second Quarter 2010 Percentage

Revenues	$36,974,654	100%	$21,444,494	100%
General and Administrative Expenses:
Administrative Human Resources Costs	308,157	1%	261,857	1%
Professional Fees	183,283	0%	206,086	1%
Insurance	84,013	0%	88,981	0%
Other	66,462	0%	53,119	0%
Total General and Administrative Expenses	$641,915	2%	$610,043	3%

Comparison of our first half 2011 and 2010 General and Administrative Expense Items:

	First Half 2011	First Half 2011 Percentage	First Half 2010	First Half 2010 Percentage

Revenues	$72,062,998	100%	$42,375,739	100%
General and Administrative Expenses:
Administrative Human Resources Costs	548,197	1%	481,216	1%
Professional Fees	411,219	1%	330,285	1%
Insurance	165,972	0%	177,308	0%
Other	89,540	0%	78,132	0%
Total General and Administrative Expenses	$1,214,928	2%	$1,066,941	3%

General and administrative expenses as a percentage of revenues were mostly unchanged in both the first half and second quarter of 2011 from the same periods of 2010.  However, there were some that were proportionate to the increases in revenue.

Professional fees remained at approximately 1% of revenues and increased in the first half of 2011 over 2010 caused by the negotiations with our lenders and our recapitalization efforts described below.  Actual insurance costs declined in the first half of 2011 from 2010 levels modestly, with a 10% reduction in premiums on renewal.

Environmental Compliance

We are subject to regulations on emissions from the U.S. Environmental Protection Agency (“EPA”) and the NDEQ. The EPA’s and NDEQ’s environmental regulations are subject to change and often such changes are not favorable to industry.  Consequently, even if we have the proper permits now, we may be required to invest or spend considerable resources to comply with future environmental regulations. Environmental laws and regulations require us to investigate and remediate the effects of the release or disposal of materials.  As previously reported, we received Notices of Violation (“NOV”) from the NDEQ arising from failures of emission equipment designed and installed by our construction contractor, which we believe have been resolved.

Liquidity and Capital Resources

As of June 30, 2011, we had negative working capital of $6,402,907, prior to the presentation of $35,718,996 of our debt as current liabilities.  We may resume operating at negative margins, depending on commodity prices.  If we are unable to generate sufficient cash flows from operations or obtain additional debt or equity financing, our ability to continue operations may be materially hindered, including our ability to enter into derivative positions, and we may be forced to continue purchasing our corn and marketing our ethanol at spot prices, which would continue to expose us to market volatility and associated risks.  The unaudited financial statements included in this report have been prepared assuming that we will continue as a going concern.  Until we are able to obtain additional working capital from operations or outside sources and modify our credit agreement covenants or refinance our construction loan, there is substantial doubt as to whether we can continue to operate as a going concern.

As we have reported in the past, we continue to work with our lenders and others to identify the means by which we can improve our capital position.  We believe improved capitalization would better enable us to hedge and better manage our market risk in the commodity markets, among other things.  Improving our capitalization will likely involve restructuring our debt so that both our debt level and the associated covenants are more compatible with current market conditions, and may also involve our issuing equity in one or more private placements on terms which we cannot predict at this time.

Credit Facility

We entered into the following agreements with AgCountry Farm Credit Services, FLCA (“Lender”) regarding our senior secured credit facility (“Facility”) for the provision of construction and permanent debt financing for our ethanol plant: a Master Credit Agreement dated February 14, 2007 (the “Master Agreement”), and several supplements including the Seventh Supplement and Forbearance agreement to the Master Credit Agreement effective February 1, 2011 (the “Seventh Supplement” and together with the Master Agreement, the “Loan Agreements”).  As of June 30, 2011, we had $35,789,480 outstanding under the Facility.

We did not comply with the terms of the Seventh Supplement, and as a result, all of our debt under the Loan Documents, including interest, was accelerated, due and payable.  Our default under the Seventh Supplement triggered a variety of remedies in favor of the Lender, such as foreclosing on our assets.  However, we remain in discussions with Lender as described below and it has not exercised any such remedies.

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

Affirmative financial covenants under the Loan Agreements require us to maintain minimum working capital of $6,000,000, minimum current ratio of 1.20:1.00, minimum tangible net worth of $41,000,000, minimum owners’ equity ratio of 50%, and a minimum fixed charge coverage ratio of 1.25:1.00.  As of June 30, 2011, we did not meet the following covenants: our working capital was negative $6,402,907 (not including current liabilities for term debt previously classified as long term), our current ratio was 0:65 to 1.00 (not including current liabilities for term debt previously classified as long term), our tangible net worth was $38,675,410, and our fixed charge coverage ratio was 0.54:1.00.  This resulted in all debt under the Loan Agreement to continue to be classified as current liabilities.

In addition, we have also agreed to the following with the Lender under the Loan Agreements, among other things:

● We must obtain Lender’s consent to make any capital expenditures in excess of $500,000.
● We must make annual payments to Lender of 40% of our Net Available Cash (as defined in the Loan Agreements).
● We must make monthly payments of principal and interest.

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

TIF Note

In June 2007, the City of Atkinson, Nebraska (“City”) issued a tax increment financing Note (the “TIF Note”), the net proceeds of which in the amount of $4,939,925 were paid to us to reimburse us for certain infrastructure improvements relating to our plant.  Repayment of the TIF Note is guaranteed by us, but was originally expected to be retired from incremental property tax revenue we pay the City, which are based on the added value of our land and buildings.  The TIF Note serves as collateral for a loan with an outstanding principal balance of $6,586,300 (the “Loan”) as of June 30, 2011.  We received the net proceeds of the Loan under a Loan Agreement with the lead lending agent, Arbor Bank (“TIF Lender”), under which we loaned the proceeds to the City in exchange for the TIF Note.  This liability has been classified as a current liability, and will remain so until the resolution of the TIF Lawsuit described below.

On August 12, 2010, the TIF Lender filed a lawsuit (the “TIF Lawsuit”) against us in the District Court of Douglas County, Nebraska alleging that we failed to make certain payments due under the TIF Note and failed to maintain the required debt service reserve fund.  In addition, the lawsuit states that the TIF Lender has accelerated the maturity of the TIF Note.  The TIF Lawsuit provides that as of August 9, 2010, the amount due and owing under the TIF Note was $7,039,126, and the TIF Lender seeks payment of that amount, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid.  We entered into a Forbearance and Standstill Agreement with TIF Lender on June 20, 2011 (the “TIF Forbearance”), under which TIF Lender agreed to forebear from enforcing its rights under the TIF Loan until the earliest of (i) September 30, 2011, (ii) Lender acting to enforce its rights under the Loan Agreements, or (iii) a default under the TIF Forbearance.  In connection with the TIF Forbearance, TIF Lender agreed to stay the TIF Lawsuit, and we agreed to pay TIF Lender $25,000 a month during the term of the TIF Forbearance.

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

Ethanol revenues are based on its market price, which is largely driven by the supply and demand in the national marketplace.  Our risk management team meets weekly and assesses the balance of forward purchases of corn with forward sales of ethanol and the risks associated with the trends in the marketplace.  Throughout the majority of the last year and a half, the price of ethanol has closely followed the market price of corn.  The price of unleaded gasoline is also a primary concern in that if the price of ethanol rises above the reformulated gasoline blendstock for oxygen blending (“RBOB”) price, then the economies do not allow favorable margins for the discretionary blenders and demand for ethanol falls.

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

The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  In the second quarter of 2011, our corn cost as a percentage of ethanol sales was 97%, and was 82% of gross sales.

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

We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments, provided we have sufficient working capital to enter into such instruments and cover any margin requirements necessary to maintain such positions.  In practice, as markets move, we will seek to actively manage our risk and adjust hedging strategies as appropriate, provided we have sufficient working capital for such strategies.  Although we believe any hedge positions will accomplish an economic hedge against our future purchases, they will not be designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  There was a gain of $0 and $18,304 on derivative instruments for the three months ended June 30, 2011 and 2010, respectively.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In accordance with the our policy for evaluating impairment of long-lived assets, we have estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at June 30, 2011; therefore no impairment loss was recognized.  In determining the projected future undiscounted cash flows, we made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand for ethanol in relation to production and supply capacity.  Changes in the estimated future prices of corn and ethanol used within the analysis can have a significant effect on the determination of impairment given the sensitivity of the analysis.  In addition to the impairment analysis performed, we believe that the following factors also indicate that no impairment of long-lived assets has occurred.  First, our short time in operation under distress from construction delays, equipment failures and startup complications provides inadequate cost history to assess with reasonable levels of certainty what the cost structure will be going forward.  Second, the economic structure of the distiller’s grain markets has been excessively volatile throughout initial plant operations.  The cash flow to be generated from sales of distiller’s grains is a critical requirement for us to generate future profitability.  Third, the economic recession in the U.S. during the entire startup and operation of the plant further complicated the measurement of our ability to generate future cash flows that are required to document material impairment to the carrying value of our plant assets.  In the impairment analysis, we assumed (i) future distiller’s grain revenue will be 17% of gross revenue,  (ii) future corn costs will be 87% of ethanol revenue, and (iii) these relationships drive EBIDTA estimates for 2011 of 8% of gross revenues.  If we fail to realize these economic improvements, it is likely in the future, that asset values will need to be adjusted to reflect impaired value because we would be unable to forecast future cash flows sufficient to carry those values.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934), as of June 30, 2011.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our President, any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting identified in that evaluation that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.  Legal Proceedings.

On August 12, 2010, the TIF Lender filed a lawsuit against us in the District Court of Douglas County, Nebraska alleging that we failed to make certain payments due under the TIF Note and failed to maintain the required debt service reserve fund.  In addition, the lawsuit stated that the TIF Lender accelerated the maturity of the TIF Note.  The TIF Lender sought in the lawsuit repayment of $7,039,126 due as of August 9, 2010, plus such additional amounts as become due and owing under the TIF Note, with interest accruing after August 9, 2010 at the rate of 9.5% until the judgment is paid.  We entered into the TIF Forbearance, under which TIF Lender agreed to forebear from enforcing its rights under the TIF Loan until the earliest of (i) September 30, 2011, (ii) Lender acting to enforce its rights under the Loan Agreements, or (iii) a default under the TIF Forbearance.  In connection with the TIF Forbearance, TIF Lender agreed to stay the TIF Lawsuit, and we agreed to pay TIF Lender $25,000 a month during the term of the TIF Forbearance.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

We did not comply with the terms of the Seventh Supplement, and as a result, all of our debt under the Loan Documents, including interest, was accelerated, due and payable.  Our default under the Seventh Supplement would allow a variety of remedies in favor of the Lender, such as foreclosing on our assets.  However, we remain in discussions with Lender as described above and it has not exercised any such remedies.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1 31.1
Forbearance and Standstill Agreement dated June 30, 2011 by and between NEDAK Ethanol, LLC and Arbor Bank.
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

NEDAK ETHANOL, LLC

Date: August 15, 2011	/s/ Jerome Fagerland
Jerome Fagerland, President

Date: August 15, 2011	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary