Form 10-Q/A
period 2011-06-30
NEDAK ETHANOL, LLC
filed 2011-09-14
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q/A
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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) hereby amends the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Quarterly Report”).  This Amendment No. 1 is being filed solely to furnish Exhibit 101 to the Quarterly Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Quarterly Report formatted in eXtensible Business Reporting Language (“XBRL”).

This Amendment No. 1 does not reflect events after the date of filing of the Quarterly Report and does not modify or update disclosures made in the Quarterly Report.  Accordingly, this Amendment should be read in conjunction with the Quarterly Report and the registrant’s filings made with the SEC subsequent to the Quarterly Report.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

Item 6.  Exhibits.

31.1
Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer (incorporated by reference to Exhibit 31.1 of Report on Form 10-Q filed on August 15, 2011).

31.2
Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer (incorporated by reference to Exhibit 31.2 of Report on Form 10-Q filed on August 15, 2011).

32.1
Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer (incorporated by reference to Exhibit 32.1 of Report on Form 10-Q filed on August 15, 2011).

32.2
Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer (incorporated by reference to Exhibit 32.2 of Report on Form 10-Q filed on August 15, 2011).

101.XML	XBRL Instance Document
101.XSD	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Database
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEDAK ETHANOL, LLC

Date: September 14, 2011	/s/ Jerome Fagerland, President
Jerome Fagerland, President

Date: September 14, 2011	/s/ Timothy Borer, Treasurer and Secretary
Timothy Borer, Treasurer and Secretary