Form 10-Q
period 2012-03-31
NEDAK ETHANOL, LLC
filed 2012-05-15
CIK 1337226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2012, the Company had 305.5 Class A Preferred Membership Units, 1,052.5 Class B Preferred Membership Units and 5,233 Common Membership Units issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.                                Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS (Note 7)
Current Assets
Cash and cash equivalents	$1,480,357	$3,306,338
Restricted short term investments (Note 6)	1,192,368	1,187,970
Restricted cash (Notes 7, 8 and 10)	444,886	230,000
Receivables
Asset management agreement - related party (Note 10)	399,178	-
Trade (Note 10)	60,008	2,547,267
Other (Notes 8 and 10)	1,256,189	1,227,071
Inventory (Note 3 and 10)	10,087	5,476,302
Prepaid expenses and other	96,499	140,969
Total current assets	4,939,572	14,115,917

Property and Equipment, net (Note 4)	67,514,002	69,035,048

Deposits	250,000	550,000
Debt Issuance Costs, net of accumulated amortization of $1,035,336
and $984,337 as of March 31, 2012 and December 31, 2011, respectively	725,899	776,898
Total other assets	975,899	1,326,898

Total Assets	$73,429,473	$84,477,863

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Balance Sheets

	March 31,	December 31,
	2012	2011
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt (Notes 7 and 8)	$4,586,418	$4,586,418
Accounts payable
Trade	317,939	893,031
Corn	-	5,141,258
Construction (Note 10)	-	359,794
Accrued liabilities (Note 8)	1,859,153	2,160,714
Total current liabilities	6,763,510	13,141,215

Long-Term Debt, net of Current Maturities (Notes 7 and 8)	26,924,089	27,992,582
Total Liabilities	33,687,599	41,133,797
Commitments and Contingencies (Notes 2, 5, 6 and 10)

Temporary Members' Equity (Note 5)
Preferred Units Class B, net of unamortized offering costs, 1,052.5 units
issued and outstanding	10,805,928	10,497,426

Members’ Equity (Note 5)
Preferred Units Class A 305.5 units issued and outstanding	1,950,503	1,950,503
Common Units, net of offering costs, 5,233 units issued and outstanding	49,839,281	49,839,281
Accumulated deficit	(22,853,838)	(18,943,144)
Total members' equity	28,935,946	32,846,640

Total Liabilities and Members’ Equity	$73,429,473	$84,477,863

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended March 31,
	2012	2011
Revenues (Note 10)	$5,229,276	$35,088,344

Cost of Revenues (Note 10)	7,564,984	33,397,952

Gross Profit (Loss)	(2,335,708)	1,690,392

General and Administrative Expenses	733,409	573,013

Operating Income (Loss)	(3,069,117)	1,117,379

Other Income (Expense)
Interest income	3,510	7,246
Interest expense	(533,999)	(874,482)
Other income	4,662	(2,143)
Total other expense, net	(525,827)	(869,379)

Net Income (Loss)	$(3,594,944)	$248,000

Net Income (Loss) Per Common
Unit - Basic and Diluted (Note 5)	$(756.61)	$38.65

See Notes to Condensed Unaudited Financial Statements.

NEDAK ETHANOL, LLC

Condensed Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$(3,594,944)	$248,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,572,045	1,565,534
Loss on sale of assets	-	3,471
Change in operating assets and liabilities:
Receivables	1,954,963	709,518
Inventory	5,466,215	588,972
Prepaid expenses and other	44,470	(237,606)
Deposits	300,000	-
Accounts payable	(5,716,350)	(3,624,772)
Accrued liabilities	(301,561)	812,137
Net cash provided by (used in) operating activities	(275,162)	65,254

Cash Flows from Investing Activities
Purchases of property and equipment	(359,794)	-
Proceeds from insurance company	104,000	-
Proceeds from sale of fixed assets	-	3,250
Net change in restricted cash and investments	(219,284)	17,175
Net cash provided by (used in) investing activities	(475,078)	20,425

Cash Flows from Financing Activities
Payments on long-term debt	(1,068,493)	(894,737)
Payments for cost of raising capital	(7,248)	-
Net cash used in financing activities	(1,075,741)	(894,737)

Decrease in Cash and Cash Equivalents	(1,825,981)	(809,058)

Cash and Cash Equivalents – Beginning of Period	3,306,338	1,618,244

Cash and Cash Equivalents – End of Period	$1,480,357	$809,186

See Notes to Condensed Unaudited Financial Statements

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed financial statements of NEDAK Ethanol, LLC (the "Company") reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of financial position, results of operations and cash flows.  The results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures made are adequate to make the information not misleading.  The accompanying balance sheet as of December 31, 2011 is derived from the audited financial statements as of that date.  These condensed unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the annual report for the year December 31, 2011, filed as an exhibit to the Annual Report on Form 10-K filed with the SEC.

Nature of Business

The Company operates an ethanol plant in Atkinson, Nebraska with a nameplate capacity of 44 million gallons.  The Company produces fuel ethanol and distillers grains, a co-product of the fuel ethanol production process.  Sales of ethanol and distillers grains began in January 2009.  On December 31, 2011, the Company entered into an Asset Management Agreement (“AMA”) with Tenaska BioFuels, LLC (“Tenaska”), as described in Note 10, whereby the Company provides processing services to Tenaska for the conversion of grains, natural gas and denaturant into ethanol and distillers grains.  The AMA became effective January 11, 2012.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of long-lived asset impairments including the assumptions used to estimate future cash flows, and the ability to comply with certain provisions within the Company's credit agreements.  Actual results may differ from estimated amounts, and such differences may be material to the Company's financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revisions are made.

Accounts Receivable

Credit terms are extended to syrup customers and Tenaska in the normal course of business.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms.  Accounts considered uncollectible are written off.  The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At March 31, 2012 and December 31, 2011, the Company believed an allowance was not considered necessary.  It is possible this estimate could change in the future.

Pursuant to the AMA, the Company’s receivables balance from Tenaska is reported as the net amount due.

Inventory

Inventory is stated at the lower of cost or market on a weighted average cost basis. Market is based on current replacement values not to exceed net realizable values and it is not less than net realizable values reduced by allowances for normal profit margin.  At December 31, 2011, inventory consisted of raw materials, work in process, and finished goods. Corn was the primary raw material. Finished goods consisted of ethanol and distillers grains.  As of March 31, 2012, inventory consisted of spare parts classified as raw materials.  Pursuant to the AMA, the Company no longer has title to any inventories other than spare parts.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

Revenue Recognition

In 2012 revenue is recorded when earned pursuant to the AMA, and is net of corn, natural gas and denaturant costs, which are incurred and paid for by Tenaska.  Revenue is generally earned when produced.  Under the terms of the AMA, ethanol which has been produced but not shipped is sold to Tenaska at the average forward sales price for the following month, subject to a price adjustment at the time of final shipment.  Shipping revenues and expenses are also paid for by Tenaska.

In 2012 cost of revenues no longer includes corn, natural gas, and denaturant costs since these costs are incurred and paid for by Tenaska and are netted against revenues due to the Company from Tenaska pursuant to the AMA.

Revenues from the production of syrup by the Company are outside of the AMA and are recorded when the customer has taken title and assumes the risks and rewards of ownership, prices are fixed and determinable and collection is reasonably assured.  Title is generally assumed by the customer at the Company’s shipping point.

During 2011 and prior,all revenues were recorded when the customer had taken title and assumed the risk and rewards of ownership, prices were fixed or determinable, and collectability was reasonably assured..  Title was generally assumed by the buyer at the Company’s shipping point.  The costs of corn, natural gas and denaturant were included in cost of sales.

2. LIQUIDITY AND MARKET UNCERTAINTIES

The Company encounters certain risks and uncertainties during volatile market conditions such as those the ethanol industry has experienced since the middle of 2008 and which have continued through 2012.  These volatilities have had a severe impact on operations.

As a commodity processor under the AMA, the Company's profitability is primarily driven by the relationship between the cost of corn and the price at which the end-products, ethanol and distillers grains, are sold.  The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the world-wide petroleum markets. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol.  The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and risk management techniques used to protect against price volatility.  The Company is subject to significant risks that affect its operating margins.  The operating margins may be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs.  As a result, market fluctuations in the price of or demand for these commodities could have a significant adverse effect on the Company's operations and profitability.  Due to the current conditions of these commodity markets, the Company continues to produce negative margins.

3. INVENTORY

Inventory consists of the following:

	March 31, 2012	December 31, 2011
Finished goods	$-	$2,358,704
Work in process	-	958,538
Raw materials	10,087	2,159,060
Total	$10,087	$5,476,302

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011:

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

	March 31, 2012	December 31, 2011
Land and improvements	$4,408,272	$4,408,272
Buildings	9,121,024	9,121,024
Plant equipment	73,409,692	73,409,692
Vehicles	560,383	560,383
	87,499,371	87,499,371
Less accumulated depreciation	(19,985,369)	(18,464,323)
Net property and equipment	$67,514,002	$69,035,048

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1,521,046 and $1,508,980, respectively.

5.  MEMBERS' EQUITY

As of March 31, 2012 and December 31, 2011, there were 305.5 Class A Preferred Membership Units outstanding ("Class A Units").  The Class A Units entitle the holders thereof, among other things, to receive (i) a preferred cumulative distribution of 10% ("Class A Return") before holders of common membership units receive distributions, subject to several conditions, including the Company's debt-related restrictions, and (ii) a preference in liquidation.  Following the third anniversary of the issuance of the Class A Units, the Company may redeem them for the original purchase price plus any accrued but unpaid distributions.  The accumulated undeclared Class A Return as of March 31, 2012 was $552,977, and the total liquidation preference of the Class A Units as of March 31, 2012 was $2,503,480.  Losses are generally allocated to all unit holders based upon their respective percentage of units held, except that losses are not allocated to Class A Units if the Class A Return has not been achieved.

As of March 31, 2012 and December 31, 2011, there were 1,052.5 Class B Preferred Membership Units outstanding (“Class B Units”).  The Class B Units entitle the holders, among other things, to (i) a 12% cumulative preference (“Class B Return”) in annual distributions to holders of the Company's common units, subject to several conditions, including the Company's debt-related restrictions, (ii) a preference in liquidation, and (iii) a right to convert each Class B Unit into 12 common units at the holder’s option.  The Company has the right to redeem the Class B Units at any time at the original purchase price plus any accrued but unpaid distributions.  The Company is required to redeem any unconverted Class B Units on December 31, 2021 at $10,000 per unit plus accumulated preferred returns; however the Company has the ability to require conversion of the Class B Units to common units at that time instead.  The Class B Units are classified as temporary equity due to the redemption feature, since it could require the Class B Units to be redeemed at a fixed or determinable price on a fixed or determinable date.  As of March 31, 2012, the accumulated undeclared Class B Return was $315,750 and the total liquidation preference of Class B Units was $10,840,750.

If the Company was liquidated, Class B Unit holders would be entitled to receive the original price of their Class B Units, plus accrued but unpaid distributions in the same priority as Class A Unit holders, in preference to holders of the Company’s common units, but subordinate to the Company’s lenders.

The accumulated undeclared Class B Return is accreted to the carrying value of the Class B Units over the period leading up to redemption.  For the three months ended March 31, 2012, the amount accreted to the carrying value of the Class B Units was $315,750.

Class B Units are presented net of unamortized offering costs of $27,574 and $34,822 as of March 31, 2012 and December 31, 2011, respectively.

A reconciliation of net income (loss) applicable to common units used in the calculation of net income (loss) per common unit for the three months ended March 31, 2012 and 2011 is as follows:

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

	Three Months Ended March 31,
	2012	2011
Net Income (Loss)	$(3,594,944)	$248,000
Preferred Return on Class A Preferred Units	(48,629)	(45,727)
Preferred Return on Class B Preferred Units	(315,750)	-
Net Income (Loss) applicable to Common Units	$(3,959,323)	$202,273
Weighted average Common Units Outstanding -
Basic and Diluted	5,233	5,233
Net Income (Loss) per Common Unit - Basic and Diluted	$(756.61)	$38.65

Net income (loss) per common unit has been computed on the basis of weighted-average number of common units outstanding during each period presented.  Common units issuable upon exercise of the conversion option of the Class B Unit holders (12,630 units) have not been included in the computation because their inclusion would have had an antidilutive effect due to the net loss for the three months ended March 31, 2012.

6.  LINE OF CREDIT

In March 2006, the Company entered into a line of credit agreement (the “First LOC”) in favor of its natural gas transporter to reserve pipeline space.  The natural gas transporter may draw up to $150,000 under the First LOC until maturity in May 2012.  Interest is payable upon the lender's demand or in May 2012 at an annual rate of 0.85%.  In August 2007, the Company entered into a second line of credit agreement in favor of its natural gas transporter for the service of transporting gas (the “Second LOC”).  The natural gas transporter may draw up to $923,828 under the Second LOC.  Interest is payable upon the lender's demand at an annual rate of 0.85%.  These agreements are secured by restricted short term investments totaling $1,192,368 and $1,187,970 as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, there were no borrowings outstanding on the lines of credit.  The lines of credit are automatically renewed for increments of one year upon expiration if not terminated by the transporter.

7.  LONG-TERM DEBT
	March 31, 2012	December 31, 2011
Master credit agreement	$24,931,507	$26,000,000
Tax increment financing note (Note 8)	6,579,000	6,579,000
	31,510,507	32,579,000
Less current maturities	(4,586,418)	(4,586,418)
	$26,924,089	$27,992,582

The maturities of long term debt at March 31, 2012 are as follows:

2013	$4,586,418
2014	4,586,418
2015	4,586,418
2016	4,586,418
2017	4,586,418
Thereafter	8,578,417
Total long-term debt	$31,510,507

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

Master Credit Agreement

In February 2007, the Company entered into a master credit agreement with AgCountry Farm Credit Services, FCA (f/k/a Farm Credit Services of Grand Forks, North Dakota) (“AgCountry”) regarding a senior secured credit facility (the “Original Credit Agreement”).  Throughout 2011, the Company was in violation of several loan covenants required under the Original Credit Agreement and, therefore, the Company was in default under the Original Credit Agreement.  However, the Company entered into a forbearance agreement with AgCountry which remained effective until June 30, 2011.

On December 31, 2011, the Company and AgCountry entered into an amended and restated master credit agreement pursuant to which the parties agreed to restructure and re-document the loans and other credit facilities provided by AgCountry (the “Amended Credit Agreement”).  Under the Amended Credit Agreement, the Company is required to make level monthly principal payments of $356,164 through February 1, 2018.  Beginning on September 30, 2012 and the last day of the first, second, and third quarters thereafter, AgCountry will make a 100% cash flow sweep of the Company's operating cash balances in excess of $3,600,000 which will be applied 50% to the principal balance of AgCountry, 25% to the tax increment financing lender, and 25% released back to the Company as unrestricted cash available for certain capital expenditures approved by AgCountry.   In addition, the Company is required to make monthly interest payments at the one month LIBOR plus 5.5%, but not less than 6.0%.  The interest rate was 6.0% as of March 31, 2012.  As of March 31, 2012 and December 31, 2011, the Company had $24,931,507 and $26,000,000 outstanding under the Amended Credit Agreement, respectively.

The Amended Credit Agreement requires the Company to maintain certain financial covenants including minimum tangible net worth of $30,000,000 and a minimum owner’s equity ratio of 50%.  The loan is secured by substantially all the Company’s assets.  Under the Amended Credit Agreement, owner’s equity is to be determined in accordance with GAAP.  Under authoritative U.S. accounting guidance, equity is defined as the residual interest in assets of an entity after deducting its liabilities.  The owner’s equity to be used to measure compliance with this loan covenant is temporary members’ equity of $10,805,928 plus members’ equity of $28,935,946, for a total of $39,741,874.

8.  TAX INCREMENT FINANCING

The Company entered into a Redevelopment Contract (the “Redevelopment Contract”) with the City of Atkinson, Nebraska (the “City”) and a related note payable to Arbor Bank.  Under the terms of the Redevelopment Contract, the Company receives back from the City a portion of the real estate taxes it pays on the Company’s plant.  These tax increment revenues are pledged on the note payable to Arbor Bank.  Prior to the restructuring of the note in December 2011, the note was payable in fixed semi-annual principal payments through December 2021, the notes final maturity date, plus interest at 9.5%.  In December 2011, the note was amended to require (1) monthly interest payments at the one-month LIBOR rate plus 5.5%, but not less than 6.0% (6.0% at March 31, 2012) (2) semiannual principal and interest payments in an amount equal to the tax increment revenues received by the Company and (3) beginning on September 30, 2012, additional principal payments will be due on the last day of the first, second, and third calendar quarter in an amount equal to 25% of the Company’s aggregate cash balances in excess of $3,600,000.  As of March 31, 2012 and December 31, 2011, the Company had a principal balance of $6,579,000 outstanding on the note.

The Company is required to maintain cash in an escrow account sufficient to pay real estate taxes when due by making monthly deposits into the account.  As of March 31, 2012 and December 31, 2011, the escrow account balance was $444,886 and $230,000 respectively.  The Company is required to maintain compliance with the same financial covenants set forth in the Amended Credit Agreement with AgCountry.

As of March 31, 2012 and December 31, 2011, the Company has recorded accrued property taxes of approximately $1,176,000 and $1,361,000, respectively, and, as a result of the Redevelopment Contract has recorded, receivables of $1,255,000 and $1,120,000, respectively, for the portion expected to be refunded and used for debt service.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

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

There were no assets or liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2012 or December 31, 2011.

The carrying values of cash and cash equivalents, restricted cash, restricted short-term investments, accounts receivable, and accounts payable are recorded at or approximate fair value due to their short-term nature.  Management determined it is not practicable to estimate the fair value of the notes payable and long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm's length, and there was no readily determinable similar instrument on which to base an estimate of fair value.

10.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Asset Management Agreement and Related Party Transactions

On December 31, 2011, the Company entered into the AMA with Tenaska, an affiliate of a significant unit holder of the Company, which became effective January 11, 2012 and has an initial term of seven years.  The AMA provides that the Company will provide processing services to Tenaska under a collaborative agreement for the conversion of grains, natural gas and denaturant (“Feedstocks”) into ethanol and distillers grains (the “Finished Products”).  Tenaska finances and owns all Feedstocks, including the corn inventories, from the time of purchase through the delivery and sale of the Finished Products.  In particular, Tenaska is responsible for originating all corn used and for paying corn producers and commercial grain merchants providing corn to the Company’s facility, as well as providing all necessary working capital for corn inventories and forward contracts.  Tenaska also originates, provides credit support and pays for denaturant and natural gas delivered to our facility, as well as all management services required for delivery of the natural gas under our natural gas transportation contract.

On January 11, 2012, the Company sold to Tenaska all inventories of Feedstocks and Finished Products for $5,326,981 in cash.  As a result, the Company no longer owns any Feedstocks, work in process, or Finished Products at its facility.  Tenaska is the exclusive asset manager for the Company and the Company no longer processes corn into ethanol for any party other than Tenaska during the term of the AMA.  In return for providing the processing services, the Company  is paid a processing fee based on the calculated crush margin less a fee retained by Tenaska.

The Company is reporting the activity related to the AMA on a net basis.  Revenue is reported as the net amount earned under the AMA, rather than separately reporting revenue from the sale of ethanol and co-products, and the cost of corn, natural gas and

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012
denaturant.  The Company is reporting the net amount due from Tenaska rather than separately reporting trade receivables, corn and ethanol inventory and accounts payable for corn.  The Company will continue to be responsible for the operation and maintenance of the plant.

As of March 31, 2012, the net revenue earned under the AMA was calculated as follows:

March 31, 2012
Revenues	$35,663,416

Corn	(29,319,342)
Natural gas	(749,457)
Denaturant	(797,548)
Net revenues	$4,797,069

In addition, revenue of $432,207 was earned from the sale of syrup, which is not included in the terms of the AMA.

Under the AMA, as part of a joint risk management process, Tenaska may use derivative financial instruments, including cash, futures and option contracts to hedge changes in commodity prices of corn, natural gas and gasoline, as part of an overall strategy to manage market risk.  The Company will not enter into these derivative financial instruments, however, realized gains and losses from such derivatives entered into by Tenaska will impact the net processing fee the Company receives from Tenaska.

Major Customers

For the three months ended March 31, 2012, all of the Company’s ethanol revenues are received pursuant to the terms of the AMA discussed above.  Accounts receivable from Tenaska as of March 31, 2012 and December 31, 2011, were approximately $399,000 and $1,312,000, respectively. During 2011, all of the Company's ethanol revenues were received from a single ethanol marketer through sales on the spot market by Tenaska. Beginning in the third quarter of 2011, the Company paid Tenaska a marketing fee of 1.25% of the contract price of ethanol sold for its marketing services. Revenues from ethanol sales to Tenaska were $126,007,000 in 2011.

Plant Management Agreement

In July 2007, the Company entered into an agreement with an unrelated party for the operation and management of the Company's plant.  The Company pays a fixed monthly payment of approximately $129,706 for such services, which are adjusted annually.  The unrelated party also supplies process chemicals, which the Company is currently paying for at a fixed rate per denatured gallon of ethanol produced.  The agreement allows for potential future payments in an incentive program intended to be based on operational improvements and Company profitability.  The agreement will terminate on December 31, 2014 unless terminated by either party giving 180 days prior written notice.  The Company incurred approximately $391,000 and $381,000 for these services for the three months ended March 31, 2012 and 2011, respectively.

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

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012
 Transportation Agreement

The Company is party to an agreement with a fuel carrier for the transportation of ethanol from the plant to the load out facility.  The Company pays a base fee per gallon unloaded plus a surcharge if above the diesel fuel base.  The agreement automatically renewed for a one-year term in July 2011, and will continue to automatically renew for additional one-year terms unless terminated by either party by written notice no less than 180 days prior to the ending date of the renewal term.

 Rail Car Leases

As of March 31, 2012, the Company has lease agreements for 97 rail cars which have expiration dates between May 31, 2017 and August 31, 2020, with an average monthly rental cost of $711.

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

The Company received Notices of Violation (“NOV”) from the NDEQ arising from failures of emission equipment designed and installed by our design builder, Delta-T Corporation (“Delta-T”) under the Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T (the “Delta-T Contract”) as discussed below.

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

Since the end of 2010, management believed it had resolved all of the operational shortfalls cited in the NOVs; however, we previously disclosed that although we believed we had resolved the matter, it was possible the NDEQ or the Nebraska Office of the Attorney General (the “AG Office”) could assess fines against us as a result of having operated the plant with the equipment before it was operating in compliance.  On January 4, 2012, the Company received a letter from the AG Office relating to the prior NOVs and assessing penalties for such violations and two additional violations for emissions related to a leaky pressure value and uncovered bolt hole and failure to observe and report visible emissions.  We reached an agreement with the AG Office which  provided that we will pay a penalty of $25,000 in full satisfaction of all of the NDEQ claims.

In order to formally resolve this matter, after the parties reached the above agreement, the AG Office filed a complaint against the Company in the District Court of Holt Country, Nebraska for the sole purpose of obtaining a Consent Decree to officially close the matter with the AG Office.  As a result, on March 7, 2012, a complaint was filed against the Company in District Court of Holt Country, Nebraska by the State of Nebraska, ex rel., and Michael J. Linder, Director of the Nebraska Department of Environmental Quality.  On March 12, 2012, the Court entered a Consent Decree accepting the agreement reached between the Company and the AG Office and on March 19, 2012, the AG Office filed a Satisfaction of Judgment in full satisfaction of all the NDEQ claims against the Company.

NEDAK ETHANOL, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2012

 Dryer Damage

On March 22, 2011, a fire caused approximately $1,200,000 of damage to a dryer.  The Company’s insurer has paid for the damage, less the $50,000 deductible which was expensed in Cost of Goods Sold as a Maintenance and Repair Expense, as of June 30, 2011 at the completion of the dryer repair.  As of June 30, 2011, the dryer repair was complete and the dryer was online.  As of December 31, 2011, the Company had received $1,050,000 from its insurer and had approximately $104,000 owing from its insurer in other receivables and approximately $359,000 owed to vendors as accounts payable in connection with such repairs.  As of March 31, 2012, the Company had received the full amount due from its insurer in connection with such repairs, and paid the vendors.

11.  SUBSEQUENT EVENTS

On April 29, 2012, approximately 25,000 gallons of ethanol spilled during the loadout process into railcars from our loading station in O’Neil, Nebraska.  Although the Company did not have title to this inventory at the time of the spill, the Company retained control and risk of loss of such inventory under the terms of the AMA.   The Company may be responsible for the loss of the product and environmental remediation resulting from the spill which the Company currently believes will not exceed $300,000.  The Company anticipates that any loss associated with this spill will be covered under insurance subject to payment of the applicable deductible.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q of NEDAK Ethanol, LLC (the "Company," "we" or "us") contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Our ability to meet our debt covenants;
•	Changes in our business strategy, capital improvements or development plans;
•	Mechanical difficulties in operation of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations and our ability to comply with environmental regulations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Volatile commodity and financial markets;
•	Changes in interest rates and lending conditions; and
•	Results of hedging strategies entered into by Tenaska under the Asset Management Agreement.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) and in our other prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012. Results for the three months ended March 31, 2012, are not necessarily indicative of results that may be attained in the future.

Recent Developments and Overview

We completed full startup of our ethanol plant in June 2009, and have the capacity to annually process approximately 17 million bushels of corn, through a dry milling process, into approximately 44 million gallons of ethanol per year.  We also produce approximately 340,000 tons of wet distillers grains ("WDG") annually.  We are currently operating at approximately 117% capacity.  Our plant needs approximately 52,000 bushels of corn per day as the feedstock for its dry milling process.

Asset Management Agreement

On December 31, 2011, we entered into an asset management agreement (the “AMA”) with Tenaska Biofuels, LLC (“Tenaska”) effective as of January 11, 2012 (the “AMA Effective Date”).  The AMA has an initial term of seven years.  Pursuant to the AMA, we provide processing services to Tenaska for the conversion of grains, natural gas and denaturant (the “Feedstocks”) into ethanol and distillers grains (the “Finished Products”).  Tenaska finances and owns all Feedstocks, including the corn inventories, from the time of purchase through the delivery and sale of the Finished Products.  In particular, Tenaska is responsible for originating all corn used and for paying corn producers and commercial grain merchants providing corn to our facility, as well as providing all necessary working capital for corn inventories and forward contracts.  Tenaska also originates, provides credit support and pays for all denaturant and natural gas delivered to our facility, as well as all management services required for delivery of the natural gas under the our natural gas transportation contract.

As of January 11, 2012, Tenaska owns and is responsible for selling all ethanol produced at our facility, including prospecting, contracting and approving credit for all ethanol sales.  Tenaska now owns 100% of the distillers grains produced at our facility and, in coordination with us, directs all activities related to sales of distillers grains, including extending credit to third party purchasers under the same terms and conditions as other Tenaska customers.  Tenaska provides transportation of all Finished Products from our facility (not including transportation from our ethanol plant to our rail car loading facility.) In connection with that process, we modified or terminated several of our pre-existing contracts for the sale of ethanol and WDG and the purchase of corn and natural gas.

All inputs other than corn, denaturant and natural gas incurred by us for plant operations, including utilities, labor, debt service, insurance, taxes, chemicals, and enzymes, as well as transportation expenses for natural gas, remain our responsibility.  We agreed to meet or exceed certain guaranteed processing yields and that the Finished Product will meet certain agreed upon quality specifications.  The corn provided to us by Tenaska must also meet certain quality specifications (subject to agreed upon quality discounts) and we, at our sole discretion, may direct Tenaska not to procure corn that does not meet the specifications.

In return for providing processing services, we are paid a processing fee based on a crush margin calculation that incorporates the actual cost of corn and natural gas and the revenues received from ethanol and distillers grains.  This fee will vary depending on the difference between Tenaska’s costs and revenues under the AMA.  We anticipate that this “net back” fee structure will provide financial results very similar to when we operated under earlier marketing agreements and processed for our own account.

We are reporting the activity related to the AMA on a net basis.  Revenue is reported as the net amount earned under the AMA, rather than separately reporting revenue from the sale of ethanol and co-products, and the cost of corn, natural gas and denaturant.  We are also reporting the amount due from Tenaska rather than separately reporting trade receivables, corn and ethanol inventory and accounts payable for corn.  We continue to be responsible for the operation and maintenance of the plant along with the marketing of our syrup production.

On the AMA Effective Date, we transferred to Tenaska all inventories of Feedstocks and Finished Products (the “Inventories”) and Tenaska paid us $5,326,981 for such Inventories which amount was based on the prevailing rates in effect on the AMA Effective Date.  We no longer own any Feedstocks, work in process or Finished Products at our facility.  Tenaska is the exclusive asset manager for us and we no longer process corn into ethanol for any party other than Tenaska during the term of the AMA.   We have also agreed to operate and maintain our facilities in accordance with good operating practices, to maintain agreed upon insurance, to obtain and maintain all necessary government approvals and otherwise comply with applicable laws, and to provide Tenaska with certain periodic reports.

Overview

Profitability Factors

The grain supply for our plant has historically been obtained primarily from local markets.  The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.  As a commodity processor under the AMA, our profitability continues to be primarily driven by the relationship between the cost of corn and the price at which our end-products, ethanol and WDG, are sold.  Since we have been operational, the price of ethanol has usually tracked closely with the cost of corn.

Although the corn-ethanol “Crush Margin,” the difference between the cost of corn in each gallon and the price of ethanol, has varied from time to time, revenues from sales of ethanol have usually covered our variable costs of operations, leaving our fixed costs to be covered by our WDG revenues.  As of  April 20, 2012, corn for May 2012 delivery was $6.125 per bushel and the corresponding ethanol sales price was $2.148 per gallon on the Chicago Board of Trade ("CBOT"), resulting in a negative gross Crush Margin of ($0.039) per gallon.

Because of the way our costs have been covered during our first three years of operations, our profitability has tended to improve with higher corn costs.  Cattle feeders compare our WDG prices to the price they would otherwise pay for feed corn, which means that generally speaking throughout our operations, higher corn prices have tended to increase our WDG revenues.  So long as the price of ethanol covers our variable costs with a sufficient Crush Margin and our fixed costs are covered by WDG prices, higher corn costs support higher WDG prices and increase our profitability.  Since these commodity price relationships are complex and not necessarily correlated, these trends could change at any time, and our profitability could be hindered by higher corn prices.  At some point, increased corn costs will decrease the Crush Margin to the point where WDG prices cannot compensate and our profitability would correspondingly decrease.

As described below under the section entitled “Liquidity and Capital Resources,” we have worked with our lenders to amend our existing credit agreements, changed the way we manage our commodity risk and received additional capital to meet our working capital needs.  Although we cannot estimate or predict the impact of the AMA on our future operations, we believe that the AMA with Tenaska will allow us to improve our operations and viability in the current challenging times in the ethanol industry, allow us to more effectively manage risk and will reduce our working capital needs. By attempting to remedy our historic working capital limitations using the AMA, and resolving the defaults under our credit agreements, we believe we are positioned to improve our risk management and take advantage of opportunities to market our ethanol when market conditions are favorable.

WDG Revenues

 As noted above, WDG sales are a key revenue stream driving our profitability.  Generally, because distillers grains compete with other protein-based animal feed products, the price of distillers grains will usually decrease when the prices of competing feed products decrease. Downward pressure on commodity prices, such as corn and soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of WDG, which will decrease our revenues.  The opposite is also true as shown in the first three months of 2012 and all of 2011. As corn costs throughout 2012 and 2011 have been significantly higher, revenues from WDG have also increased.

These cost/price relationships were sustained throughout 2011 and into 2012.  The economic benefit of WDGs over corn to the cattle feeders is greater when both corn and WDG prices are high.  When corn is less costly, the economic benefit of WDGs in the diet is not as great as it has been when both corn and WDG pricing has been significantly higher.  We believe the market increasingly views WDGs as both an economically and nutritionally preferable feed ingredient as compared to corn, as well as a product that improves the well being and appetite for the cattle.

Ethanol Market Factors

The price of ethanol is largely driven by supply and demand on the national markets, as well as regulatory requirements born by fuel blenders. Annual U.S. ethanol production capacity grew continually from 1980 through the middle of 2009. According to the Renewable Fuels Association ("RFA"), in 2002, annual U.S. ethanol production surpassed two billion gallons, and in 2009 it topped ten billion gallons.  The RFA reports that average ethanol demand throughout 2011 was 12.8 billion gallons while production was 13.9 billion gallons.

The Renewable Fuels Standard ("RFS"). The RFS was created by the Energy Policy Act of 2005 (the "2005 Act"), established the RFS2 standard for blending renewable fuels into automobile fuel in 2012 at 15.2 billion gallons, of which 2.00 billion gallons must come from non-corn based ethanol, leaving a maximum requirement of 13.2 billion gallons of corn based ethanol to be blended in 2012.

As of December 2011, the RFA reported that there were 209 ethanol plants in operation in the United States with the capacity to produce 14.7 billion gallons of ethanol annually.  An additional 9 plants are under construction or expanding, which could add an additional estimated 0.26 billion gallons of annual production capacity.  Current ethanol production capacity exceeds the 2012 RFS requirements which can be satisfied by corn based ethanol.  Therefore, in order to support current ethanol prices, the ethanol industry must generate significant demand for ethanol beyond the minimum floor set by the Environmental Protection Agency ("EPA") under the RFS or voluntarily restrict production to levels that more closely match actual consumption.

E10/E15 Blend Rates.  In response to a request by the renewable fuels trade organization, Growth Energy, under section 211(f)(4) of the Clean Air Act, the EPA granted a partial waiver to allow fuel and fuel additive manufacturers to introduce gasoline that contains more than 10 volume percent (vol%) ethanol and up to 15 vol% ethanol ("EPA15") for use in model year ("MY") 2001 and newer light duty motor vehicles, subject to several conditions. On October 13, 2010, the EPA granted a partial waiver for E15 for use in MY2007 and newer "light-duty vehicles" (which include cars, light-duty trucks and medium-duty passenger vehicles). On January 21, 2011, the EPA granted a partial waiver for E15 for use in MY2001-2006 light-duty vehicles. These decisions were based on test results provided by the U.S. Department of Energy ("DOE") and other information regarding the potential effect of E15 on vehicle emissions.  As a result of these two actions E15 is permitted to be introduced into commerce for use in MY2001 and newer light-duty vehicles if conditions for mitigating, misfueling and ensuring fuel quality are met. The EPA is in the process of completing work on regulations that would provide a more practical means of meeting the conditions.

The Volumetric Ethanol Excise Tax Credit ("VEETC"). The VEETC provided ethanol blenders with a tax credit of $0.45 per gallon of ethanol blended into gasoline through its expiration on December 31, 2011.  We believe that the VEETC primarily benefited ethanol blenders, as opposed to producers, and as a result, the failure to extend the VEETC may have a negative impact on ethanol demand, but we do not anticipate any such negative impact will be material to us, and may be offset by corresponding political benefits.  We expect the RFS to continue to drive demand for ethanol.

Corn Ethanol Price Correlation.  As shown in the graph below, throughout the last four years, ethanol and corn prices rose and fell together with a high level of correlation. We have no reason to expect this to change in the foreseeable future. On a macro basis, we also believe that both product delivery infrastructure and demand for ethanol must increase in order to increase ethanol profit margins over both the near and long term.

The following graph demonstrates the relationship between the CBOT cost of corn and the price of ethanol since January, 2007.   In the fourth quarter of 2009, the Crush Margin improved for a short time and it continued strong into February 2010.  This data shows that historically there have not been trends or seasonal patterns impacting the ethanol marketplace, and instead, that the ethanol market has been a work in progress for five years.

Similar to the first quarter of 2011, the first quarter of 2012 began with a negative relationship between corn and ethanol.  Corn continues to cost more than the price at which the ethanol derived from it can be sold.  Negative margins have fluctuated between negative $0.005 and negative $0.17 during the first quarter of 2012.

 We believe that since the beginning of the global recession in the middle of 2009, the fluctuating U.S. demand for ethanol has been primarily driven by two variables: (1) the level of on-hand inventory of ethanol in the domestic blender pipeline and storage, and to a lesser extent, (2) the sale of ethanol to South America as the weather and economies affect the sugar crop and the production of sugar-based ethanol there. The Crush Margin tends to increase in the short term (week to week) when shortages in blender inventories cause immediate demand pressure. Less dramatically, we believe that the net export of U.S. ethanol to Brazil as a result of the Brazilian sugar crop shortages caused longer term (month to month) increases in the 2010 average Crush Margins.  These dynamics have continued throughout 2012.

We believe that, taken as a whole, the short and medium term fluctuations in the Crush Margin will continue to cover our variable ethanol production costs during 2012.  However, in the event that the market continues to experience negative Crush Margins at the current levels or in excess of current levels, we may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, seeking an operating line of credit from our strategic partners or lenders, or negotiating short-term concessions from our lenders.

Risk Management

 Because our financial performance has historically been based on commodity prices, and will continue to be based on commodity prices under the AMA, one of the most important facets of our industry is risk management, focused on maintaining balance in the sale of ethanol and the purchase of corn.  Historically, and to the extent we had available working capital, we used forward contracts to purchase corn and sell a matching amount of ethanol for future delivery when the margins were profitable.  If corn was forward-contracted and ethanol was not or could not be sold to balance, we would face the risk that corn prices would fall, followed by ethanol, leaving the plant with excessive expenses in corn purchases, pushing the cost of ethanol above the market price.  Even if the decision was made to shut down the plant, rather than operate at a loss, the purchase and resale of that corn would also result in a loss.  However, because of our limited working capital due to construction delays and operational problems, we were limited in the amount of forward-contracting we could utilize.  Therefore, we had to rely on using nearby spot purchases of corn and sales of ethanol for prompt delivery.  This prevented us from taking advantage of the market opportunities and exposed us to wide swings in the crush margins.

We believe that the AMA will allow us to take advantage of opportunities in the ethanol commodities marketplace when there is a profitable margin between the cost of corn and the sales price of ethanol. Under the AMA, all transactions for the purchase of corn, natural gasoline and natural gas will be balanced with transactions for the sale of equivalent amounts of distillers grains and ethanol in accordance with yield targets that are mutually agreed upon by the Company and Tenaska.  If the purchases and sales are not balanced, Tenaska will enter into financial derivative contracts to hedge the corresponding exposures; however, Tenaska will not engage in speculation with respect to such hedging transactions.  The Company and Tenaska have developed a risk management policy (the “AMA Risk Policy”) to provide guidelines for the volume and tenor of any hedging transactions.  Under the AMA, Tenaska is solely responsible for providing any required credit support and/or margin to any applicable trading exchange or counterparty for such hedging transactions.

Production Matters

 As in 2011, our average production volume continued to exceed our nameplate capacity in the first quarter, during which time daily rates have often exceeded 117% of our nameplate capacity. Our goals for 2012 include continued focus on stabilization of production rates and improving equipment and processes until we achieve daily production rates that require an application to the Nebraska Department of Environmental Quality (“NDEQ”) to increase our Air Quality Permit production limit beyond our current 117% of nameplate.  At our current levels of production, without unforeseen disruption to production and if we do not obtain an increase to our Air Quality Permit production limit, we may need to restrict our production levels later in the year.

 We expect to spend at least the next 12 months focused on plant operations and optimizing the production process to reduce manufacturing costs.

Results of Operations

 As discussed above, our overall business strategy changed in the first quarter of 2012 with the effectiveness of the AMA as of January 11, 2012.  As part of the AMA, Tenaska owns and is responsible for procuring all the corn required for production as well as owning and being responsible for selling all ethanol and distillers grains produced at our facility.  In addition, Tenaska is also responsible for the natural gas and denaturant costs.  In return for providing processing services, we are paid a processing fee based on a crush margin calculation that incorporates the actual cost of corn, natural gas and denaturant and the revenues received from ethanol and distillers grains.  This fee will vary depending on the difference between Tenaska’s costs and revenues under the AMA.

We are reporting the activity related to the AMA on a net basis for financial reporting purposes.  Our analysis below will continue to include discussion about the actual crush margin and its effect on our profitability as well as the production levels and capacity of the plant to allow more comparability from year to year.

As shown by the table below, we continued to experience improvements in production rates and consistency of throughput in the first quarter of 2012 as compared to the same period of 2011.  These improvements were the result of many operational improvement initiatives, including fermentation formulation, and recipe changes, temperature controls, processing rates, implementation of process standard operating procedures and balancing of run rates.

Comparison of year-to-year First Quarter Production

Production Quantities	First Quarter 2012	First Quarter 2011	Variance better / (worse)	Fourth Quarter 2011
Ethanol (000’s gallons)	13,299	12,559	740	13,410
Distillers Grain (000’s tons)	105	97	8	99
Corn (000’s bushels ground)	4,741	4,431	310	4,784
Yield (Undenatured gal/BU)	2.81	2.83	(0.02)	2.80

Monthly summary of first quarter operations:

	Ethanol Gallons Produced (000’s)		Corn Bushels Ground (000’s)		Denatured Yield (Gallons / Bushel)		Tons of Wet DGs Sold (000’s)
	2012	2011	2012	2011	2012	2011	2012	2011
January	4,622	4,320	1,642	1,545	2.81	2.80	36	34
February	4,214	3,939	1,518	1,367	2.78	2.88	33	31
March	4,463	4,300	1,581	1,519	2.82	2.83	36	32
Total	13,299	12,559	4,741	4,431	2.81	2.83	105	97

Year-over-year comparisons were generally better throughout the first three months of 2012 over 2011.  Consistent corn quality in the first quarter of 2012 resulted in the consistent yields compared to the first quarter of 2011.

Process improvements continued throughout the first three months of 2012 resulting in the greater production volumes and the overall ability of the plant to grind increased bushels of corn.

Steady throughput and improved distribution of WDG also continued to increase during the first three months of 2012 over the same period of 2011.

Revenues, Cost of Goods Sold, General & Administrative Costs

Comparison of our first quarter 2012 and 2011 Statement of Operations Items:

	First quarter 2012	First Quarter 2012 Percentage	First Quarter 2011	First Quarter 2011 Percentage
Gross Revenues	$36,095,623	100%	$35,088,344	100%
Gross Cost of Revenues	38,431,331	106%	33,397,952	95%
Gross Profit	(2,335,708)	(6%)	1,690,392	5%
General & Admin. Expenses	733,409	2%	573,013	2%
Operating Income (Loss)	(3,069,117)	(8%)	1,117,379	3%
Other Income (Expense) net	(525,827)	(1%)	(869,379)	(2%)
Net Profit	$(3,594,944)	(9%)	$248,000	1%

The information above is not shown on a net basis in order to provide better comparability.  In the first quarter 2012, our financial results decreased in comparison to the same quarter of 2011 even with increased production due primarily to the reduced revenue per gallon of ethanol.  While we sold an additional 1.2 million gallons of ethanol in the first quarter of 2012 compared to the same quarter of 2011 (14.2 and 13.0 million gallons, respectively), 2012 revenues per gallon of ethanol were $2.08, as compared to $2.28 in the same period of 2011.  Historically, the industry has seen a reduced demand for ethanol during the winter months, in particular the first quarter of the year.  Unlike the decrease in the ethanol price, the WDG price per ton increased to $66.14 in the first quarter of 2012 compared to $59.35 per ton in 2011.

The following table reconciles the above table with the Statement of Operations:

Ethanol and Distiller's Grains Revenues	$ 35,663,416
Corn	(29,319,342)
Natural Gas	(749,457)
Denaturant	(797,548)

Net Tenaska Revenue	4,797,069
Syrup Revenues	432,207
Net Revenues from Statement of Operations	$5,229,276

Net Cost of Revenues from Statement of Operations	$7,564,984
Corn	29,319,342
Natural Gas	749,457
Denaturant	797,548
Gross Cost of Revenues	$38,431,331

Revenues

Our revenues from operations come from two primary sources: sales of ethanol and distillers grains pursuant to the AMA with Tenaska for the first quarter 2012.  In the first quarter of 2012, our revenue from the sale of ethanol was approximately 81% of our total revenues, with the sale of distillers grains and syrup constituting 19%.

There are two price/cost relationships that must improve for us to be profitable.  Those two relationships are (i) the Crush Margin and (ii) the price of distillers grain compared to our costs other than the cost of corn.  These two relationships are inherently the largest numbers impacting our statement of operations which in descending order are (i) ethanol sales, (ii) corn purchases, and (iii) distillers grains revenue. Because these relationships are primarily driven by market prices, we believe that with implementation of the AMA with Tenaska, the Company will benefit from risk management and hedging activities that were previously not possible with our limited working capital and liquidity.

Cost of Goods Sold

	First Quarter 2012		First Quarter 2011
	Amount	Percentage	Amount	Percentage
Gross Revenues	$36,095,623	100%	$35,088,344	100%
Cost of Revenues Items:
Corn	31,599,779	88%	26,740,705	76%
Denaturant and Chemicals	1,945,181	5%	1,620,764	5%
Ethanol Freight Costs	709,890	2%	491,139	1%
Natural Gas and Electricity	1,450,552	4%	1,815,284	5%
Production Labor	690,552	2%	684,556	2%
Supplies and Maintenance	437,251	1%	300,705	1%
Property Tax	81,000	0%	240,000	1%
Depreciation	1,517,127	4%	1,504,799	4%
Total Cost of Revenues	$38,431,332	106%	$33,397,952	95%

Our cost of goods sold ("COGS") as a percentage of revenues in the first quarter was 106% and 95% in 2012 and 2011, respectively.  The increase during the first quarter of 2012 was largely caused by the increased cost of corn which increased to 88% of revenues during the first quarter of 2012 from 76% during the same period in 2011.  However, natural gas and electricity and property tax expenses declined in the first quarter of 2012 as compared to 2011.

Corn is the largest component of our cost structure.  Our cost of corn per gallon of ethanol produced averaged $2.38 in the first quarter of 2012 and $2.13 in the first quarter of 2011.  The CBOT cost of corn per bushel to produce each gallon of ethanol (divided by 2.8) was greater than the price of ethanol, sometimes with a negative Crush Margin of $0.17 per gallon, which shows in our increased COGS for the first quarter 2012.

Yield - the number of gallons of ethanol we produce for each bushel of corn ground -  impacts our COGS.  When corn is more expensive, improved yield is more important.  With increased yield, each bushel of corn will produce more gallons of ethanol which in turn helps to mitigate the increase in the cost of corn.  We have continued to maintain our yield at 2.81 which is consistent with  industry averages.

As we have continued to develop our wet distillers grains market, we have not had a need to produce dry distillers grains which contributed to the decrease in the first quarter 2012 of the natural gas and electricity costs as compared to the same period of 2011.

General and Administrative Expenses

	First Quarter 2012		First Quarter 2011
	Amount	Percentage	Amount	Percentage
Gross Revenues	$36,095,623	100%	$35,088,344	100%
Administrative Human Resources Costs	198,411	0.5%	240,041	0.7%
Professional Fees	381,790	1.1%	227,936	0.7%
Insurance	75,460	0.2%	81,958	0.2%
Other	77,748	0.2%	23,078	0.1%
Total General and Administrative Expenses	$733,409	2.0%	$573,013	1.7%

General and administrative expenses as a percentage of revenues were mostly unchanged in the first quarter of 2012 from the same period of 2011.  Professional fees increased during the first three months of 2012 over 2011 primarily due to the costs resulting principally from services related to our financial restructuring, negotiation of the AMA, negotiations with our lenders and our recapitalization efforts that occurred at the end of 2011.  Administrative human resource costs decreased in the first quarter of 2012 compared to the same period in 2011 as a result of the fact that effective as of January 1, 2012, our Board suspended the current board compensation policy in light of the current market conditions and, therefore, we are not currently accruing for any payments to our directors.

Environmental Compliance

We are subject to regulations on emissions from the U.S. Environmental Protection Agency ("EPA") and the NDEQ. The EPA's and NDEQ's environmental regulations are subject to change and often such changes are not favorable to the industry.  Consequently, even if we have the proper permits now, we may be required to invest or spend considerable resources to comply with future environmental regulations. Environmental laws and regulations require us to investigate and remediate the effects of the release or disposal of materials.  We received an Air Quality Operating Permit from NDEQ that allows us to operate our business.  As previously reported, we received Notices of Violation ("NOV") from the NDEQ arising from failures of emission equipment designed and installed by our design builder, Delta-T Corporation (“Delta-T”) under the Engineering, Procurement and Construction Services Fixed Price Contract dated August 9, 2006 with Delta-T (the “Delta-T Contract”).

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

Since the end of 2010, management believed it had resolved all of the operational shortfalls cited in the NOVs; however, we previously disclosed that although we believed we had resolved the matter, it was possible the NDEQ or the Nebraska Office of the Attorney General (the “AG Office”) could assess fines against us as a result of having operated the plant with the equipment before it was operating in compliance.  On January 4, 2012, the Company received a letter from the AG Office relating to the prior NOVs and assessing penalties for such violations and two additional violations for emissions related to a leaky pressure valve and uncovered bolt hole and failure to observe and report visible emissions.  We reached an agreement with the AG Office which provided that we pay a penalty of $25,000 in full satisfaction of all of the NDEQ claims.  In order to formally resolve this matter, after the parties reached the above agreement, on March 7, 2012, the AG Office filed a complaint against us in the District Court of Holt County, Nebraska for the sole purpose of obtaining a Consent Decree to officially close the matter within the AG Office.  The Court entered a Consent Decree on March 12, 2012 and a Satisfaction of Judgment was filed with the Court on March 19, 2012 in full satisfaction of all of the NDEQ claims against the Company.

Liquidity and Capital Resources

In December 2011, we closed on a private placement offering of our Class B Preferred Membership Units (the “Class B Offering”) which raised $10,525,000 of equity.  In addition, we also entered into amended debt financing agreements for our construction loan and our TIF agreement.

Based on the execution of the AMA with Tenaska as well as the additional capital raised by the Class B Offering, we anticipate that during 2012 we will be able to generate sufficient cash flows from our operations and increase our working capital.  However, in the event that the market continues to experience negative crush margins at the current levels or in excess of current levels, we may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, seeking an operating line of credit from our strategic partners or lenders, or negotiating short-term concessions from our lenders.

Amended and Restated Master Credit Agreement with the Senior Lender

On December 31, 2011, the Company and AgCountry Farm Credit Services, FLCA (f/k/a Farm Credit Services of Grand Forks, North Dakota) (the “Senior Lender”) entered into an Amended and Restated Master Credit Agreement (the “Restated Credit Agreement”), a First Supplement to the Amended and Restated Master Credit Agreement (the “First Supplement”) and an Amended and Restated Term Loan Note (the “Restated Term Note” and collectively with the Restated Credit Agreement and the First Supplement, the “Restated Senior Loan Agreements”) pursuant to which the parties agreed to restructure and re-document the loans and other credit facilities provided by the Senior Lender under the original senior secured credit agreement as amended and supplemented (the “Original Credit Agreement”).

The Restated Senior Loan Agreements were effective December 31, 2011 pursuant to the Company’s satisfaction of the following conditions: (i) payment to the Senior Lender of a special principal payment in the amount of $7,105,272, (ii) payment of the Company’s delinquent real estate taxes, including interest, late fees and penalties, if any, in the amount of $1,453,762, (iii) payment of interest, late fees and penalties to the TIF Lender (as defined below) in the aggregate amount of $1,116,782, (iv) delivery of evidence that the Company received additional equity capital in the amount of at least $10,000,000 in the Class B Offering, (v) receipt of a document, duly executed by the TIF Lender and in form and substance acceptable to the Senior Lender, pursuant to which the TIF Lender agreed to dismiss with prejudice, effective as of December 31, 2011, the TIF Lawsuit (as defined below) and that pending the court’s entry of an order dismissing the lawsuit, the TIF Lender shall forebear from taking any actions to enforce the summary judgment or otherwise seek a final appealable order related to the TIF Lawsuit, (vi) delivery of a copy of the Letter Agreement pursuant to which TNDK, LLC, an affiliate of Tenaska, agreed to purchase 500 Class B Units as part of the Class B Offering, (vii) delivery of a copy of the fully-executed AMA between the Company and Tenaska, (viii) delivery of an Assignment of Asset Management Agreement executed by the Company and Tenaska, (ix) the execution of an Intercreditor Agreement between the Senior Lender and the TIF Lender, and (x) payment of all fees and other amounts due and payable by the Company to the Senior Lender, including a restructure fee of $130,000, an administrative fee of $130,000 and certain out-of-pocket expenses of the Senior Lender.

Pursuant to the terms of the Restated Senior Loan Agreements, the Senior Lender waived all defaults that had occurred under the Original Credit Agreement and related loan documents as of December 31, 2011.

As of March 31, 2012, we had a principal amount of $24,931,507 outstanding under the Restated Senior Loan Agreements.  Interest on the Restated Senior Term Loan accrues at an annualized variable interest rate equal to LIBOR plus five and one-half percentage points (5.50%) (550 basis points) (the “Variable Rate”); provided, the Variable Rate will at no time be less than 6.00% or more than 8.00%.  At any time after September 30, 2012, so long as no default or event of default has occurred, the Company may request that the Senior Lender fix the interest rate applicable to the Restated Senior Term Loan.  Subject to the consent of 100% of any third parties holding participation interests in the Restated Term Note, the Senior Lender will provide fixed rate options then available, and will fix the rate at such fixed rate selected by the Company.

Under the terms of the Restated Senior Loan Agreements, the Company must make equal monthly principal payments of $356,164 plus accrued interest through February 1, 2018 (the “Senior Loan Maturity Date”).  The Restated Senior Loan Agreements also provide that within 30 days following the last day of the first, second, and third calendar quarters beginning with the quarter ending on September 30, 2012, the Senior Lender will make a 100% cash flow sweep of the Company’s operating cash balances in excess of $3,600,000, if any, as of the last day of such quarter (the “Quarterly Cash Sweep”), and the Senior Lender shall apply and make payments of such Quarterly Cash Sweep as follows: (a) 50% of the Quarterly Cash Sweep shall be applied to the principal balance of the Restated Senior Term Loan, (b) 25% of the Quarterly Cash Sweep shall be paid to the TIF Lender to be applied to the principal balance of the obligations owing from the Company to the TIF Lender, and (c) 25% of the Quarterly Cash Sweep shall be released to or otherwise become unrestricted cash available to the Company for certain capital expenditures approved by the Senior Lender.  The calculation of the Company’s operating cash balances shall be determined after giving full effect to the Company’s payment of any accrued interest or real estate taxes to the TIF Lender or amounts on account thereof to be escrowed by the Company as authorized by Senior Lender, payment of any other taxes owing by the Company and certain tax distributions declared, made, paid or otherwise owing by the Company under the Company’s Fifth Amended and Restated Operating Agreement.  All remaining principal and accrued and unpaid interest outstanding on the Restated Senior Term Loan is due and payable on the Senior Loan Maturity Date.  So long as the remaining principal and accrued and unpaid interest outstanding on the Restated Senior Term Loan is subject to a variable rate, the Company may prepay the Restated Senior Term Loan, in whole or in part, at any time without any prepayment penalty; provided that the amount of any such prepayment may not be less than $500,000.  If at any time the remaining principal and accrued and unpaid interest outstanding on the Restated Senior Term Loan is subject to a fixed rate per the election of the Company and approval of the Senior Lender, then the prepayment of the remaining principal and accrued and unpaid interest outstanding on the Restated Senior Term Loan may include “make whole” breakage costs for prepayment, which costs will be disclosed to the Company by the Senior Lender prior to the Company’s election of a fixed rate.

Under the Restated Senior Loan Agreements, the Company is required to maintain compliance with certain financial covenants relating to the Company’s owner’s equity ratio and tangible net worth.  The Company must  maintain an owner’s equity ratio of (a) at least fifty percent (50%) as of December 31, 2011 (the “Baseline Date”), and (b) on December 31st of each year thereafter (each, a “Determination Date”), at least the percentage that is equal to the sum of (x) fifty percent (50%) plus (y) the product of (A) two percent percentage points (2%) multiplied by (B) the number of years that have elapsed from the Baseline Date to the applicable Determination Date; provided, however, that the required owner’s equity ratio for any Determination Date shall not exceed seventy percent (70%) (the “Owner’s Equity Ratio Covenant”).  The Company must also maintain a tangible net worth of $30,000,000 as of the Baseline Date and on each Determination Date following the Baseline Date (except at such times in which the Company’s owner’s equity ratio is greater than seventy percent (70%), in which case the Company is not required to increase Tangible Net Worth in excess of $30,000,000), an amount equal to the sum of (x) $30,000,000 plus (y) the aggregate net income of the Company, after tax distributions to holders of Class B Units, for each year elapsed between the Baseline Date and the applicable Determination Date, in each case as reported in Borrower’s audited financial statements as of such Determination Date and for each year ended between the Baseline Date and the applicable Determination Date (the “Tangible Net Worth Covenant”).

The Restated Senior Loan Agreements also contain customary affirmative covenants, including reporting covenants, and customary negative covenants, including prohibitions on the Company assuming further debt obligations or liens and limitations on mergers, asset sales, restricted payments and transactions with affiliates.

The Restated Senior Loan Agreements contain customary events of default (including payment defaults, covenant  defaults, cross defaults and bankruptcy defaults) and also includes as events of default (i) failure of the TIF Lawsuit to be dismissed with prejudice prior to January 31, 2012 (which TIF lawsuit was dismissed with prejudice on January 31, 2012), (ii) the exercise by the TIF Lender, or any other tax increment financing lender, of any remedy under the tax increment financing loan documents, (iii) the occurrence of a default under the agreements or other documents governing or relating to the tax increment financing provided by the TIF Lender that are not waived or cured within the applicable period, and (iv) the occurrence of any breach, default or event of default by the Company or Tenaska under the AMA that is not cured or waived within the applicable cure period.

First Amendment to Loan Agreement with the TIF Lender

On December 31, 2011, the Company and  Arbor Bank (the “TIF Lender”), entered into the First Amendment to Loan Agreement (the “First Amendment”) and an Amended and Restated Promissory Note (the “Restated Note” and collectively with the First Amendment, the “Restated TIF Loan Agreements”) pursuant to which the parties agreed to amend the original Loan Agreement dated June 19, 2007 (the “Original TIF Agreement”).

The Restated TIF Loan Agreements were effective December 31, 2011 pursuant to the Company’s satisfaction of the following conditions: (i) payment to the TIF Lender of past due interest in the amount of $1,050,715, (ii) confirmation of all delinquent real estate taxes, plus accrued interest and penalties in the amount of $1,453,762, (iii) payment to the TIF Lender of all unpaid out-of-pocket costs and expenses, including without limitation, attorneys’ fees and expenses, incurred by the TIF Lender in connection with previous enforcement actions related to the Original TIF Agreement and the First Amendment and related loan documents which amount could not exceed $37,500, (iv) the Company’s funding of a tax escrow account in the amount of $230,000, (v) confirmation of the Company’s receipt of not less than $10,500,000 in proceeds from the Class B Offering, (vi) delivery of a copy of the fully-executed AMA, and (vii) the execution of an Intercreditor Agreement between the Senior Lender and the TIF Lender.

Pursuant to the terms of the Restated TIF Loan Agreements, the TIF Lender waived and released the defaults in the lawsuit the TIF Lender filed against us in the District Court of Douglas County, Nebraska alleging that we failed to make certain payments due under the Original TIF Agreement and failed to maintain the required debt service reserve fund (the “TIF Lawsuit”) and all other defaults that had occurred under the Original TIF Agreement and related loan documents as of December 31, 2011.  The TIF Lender also agreed to request the Court to set aside the summary judgment granted in favor of TIF Lender and dismiss the TIF Lawsuit with prejudice and delivered to the Company a signed Stipulation for Dismissal with Prejudice with regards to the TIF Lawsuit. On January 12, 2012, the Court entered an Order dismissing the TIF Lawsuit with prejudice.

The principal amount payable under the Restated TIF Loan Agreements is $6,579,000 (the “Restated TIF Loan”).  Interest on the Restated TIF Loan accrues at a rate of LIBOR plus five and one-half percentage points (5.50%) (550 basis points); provided, the interest rate will at no time be less than 6.00%; provided further, the TIF Lender agreed that so long as no event of default has occurred under the Restated TIF Loan Agreements, the interest rate applicable to the Restated TIF Loan shall be the same interest rate applicable to the Restated Senior Term Loan until the earlier of the maturity date of the Restated Senior Term Loan or the Company’s payment in full of the Restated Senior Term Loan.

Under the terms of the Restated TIF Loan Agreements, commencing January 1, 2012, the Company must make monthly accrued interest payments on the principal balance of the Restated TIF Loan not supported by the estimated collections by the TIF Lender on account of tax increment revenues, and commencing on July 1, 2012 and November 1, 2012, and on the first of each July and November thereafter until December 1, 2021 (the “TIF Loan Maturity Date”), the Company must pay principal and interest payments to the TIF Lender in an amount equal to 100% of the tax increment revenues.   In addition, on September 30, 2012, and on the last day of the first, second and third calendar quarters thereafter, principal payments in an amount equal to 25% of the Company’s aggregate .

cash balances in excess of $3,600,000 as of the last day of each quarter Excess Free Cash Flow shall be due and payable.

The Restated TIF Loan Agreements required the Company to establish a tax escrow account (the “Tax Escrow Account”) and to deposit the sum of $230,000 by December 31, 2011 and thereafter one-twelfth (1/12) of the amount of real estate taxes and any assessments assessed or to be assessed against the Company’s facility for the then current year on a monthly basis.  As of March 31, 2012, we had deposited a total of $444,886 into the account.

Under the Restated TIF Loan Agreements, the Company is required to maintain compliance with Owner’s Equity Ratio Covenant and Tangible Net Worth Covenant set forth in the Restated Senior Loan Agreements.  The Restated TIF Loan Agreements also contain certain affirmative and negative covenants, including prohibitions on protesting the tax assessed value of the Company’s facility, limitations on assuming further debt obligations and limitations on the payment of dividends or distributions.

The Restated TIF Loan Agreements contain customary events of default (including payment defaults, covenant defaults, cross defaults and bankruptcy defaults) and also includes as an event of default the Company’s failure to pay the real estate taxes or applicable special assessments on the Company’s facility.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on plant operations, including the implementation of the AMA.  We will continue to be responsible for the operation and maintenance of the plant for continued improvement.

Market Risk

We continue to be exposed to the impact of market fluctuations associated with commodity prices.  With the implementation of the AMA, Tenaska may use derivative financial instruments as part of an overall strategy to manage market risk, and may use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and gasoline.  We will not enter into these derivative financial instruments.  Historically, our ability to undertake any hedging activities has been limited due to our limited working capital.

Under the AMA, Tenaska is responsible for originating all corn used and for paying corn producers and commercial grain merchants providing corn to our facility as well as providing all necessary working capital for inventories and forward contracts. Tenaska and the Company jointly drafted the AMA Risk Policy to provide guidelines applicable to forward contracts for the purchase of Feedstocks and sale of Finished Products, as well as guidelines for related hedging activities.  Tenaska will provide the working capital required for all forward contracts and related hedging activities.  This will allow us to take advantage of the periodic short windows of opportunity that present themselves in the ethanol commodity marketplace when there is profitable margin to capture between the cost of corn and the price of ethanol. During 2011, other ethanol producers were profitable in the marketplace by performing the risk management programs that we will now be able to put into place. Of course, there is no assurance that the marketplace will provide similar opportunities or that the Company will actually generate profits in the future, but we are now in a position to do so if the opportunities present themselves

Prior to Tenaska's entry into sales contracts for ethanol and distillers grains, and purchase contracts for corn, and associated hedges, if the expected crush margin under the AMA for those contracts is below our requirements, we can choose to idle the plant rather than Tenaska entering into such contracts and associated hedges.

Commodity Price Risk

As a commodity processor under the AMA, we continue to be exposed to market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used to produce ethanol.  Our other primary product is distillers grains, and we are also subject to market risk with respect to its price.  In general, rising ethanol and distillers grains prices should result in higher profit margins, and therefore represent favorable market conditions.  Ethanol and distillers grains prices are, however, influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

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

Distillers grains are primarily sold into the local cattle feed market.  Historically, the summer months bring the lowest seasonal demand for this product.  Consistent production volumes and quality are required to maximize the pricing potential of our favorable geography near a large number of cattle feeders.  We continue to work to establish a reputation and relationships with those cattle feeders that will help mitigate the seasonal variability in future years, though ultimately demand for distillers grains is not in our control.

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

The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond our control, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.  In the first quarter of 2012, our corn cost as a percentage of ethanol sales under the AMA was 108% and 88% of gross sales.

Measurement of sensitivity analysis demonstrates that based on the consumption of 19 million bushels of corn, we expect the annual impact on our results of operations due to a $0.30 per bushel fluctuation in market prices for corn to be approximately $5,700,000, or $0.11 per gallon, assuming our plant operates at 117% name plate capacity (production of 51,000,000 gallons of ethanol annually).  We also expect a $0.20 per gallon fluctuation in ethanol market prices to impact annual net income by approximately $10,200,000, a $0.20 per gallon fluctuation in denaturant market prices to impact annual net income by approximately $204,000, and a $0.50 per BTU fluctuation in natural gas market prices to impact annual net income by approximately $630,000.

As discussed above, under the AMA, Tenaska is responsible for providing all necessary working capital for inventories and forward contracts. The AMA Risk Policy provides guidelines applicable to forward contracts for the purchase of Feedstocks and sale of Finished Products, as well as guidelines for related hedging activities.  Pursuant to the AMA Risk Policy, we expect Tenaska to seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments.  With Tenaska providing the working capital necessary for forward contracting and hedging, we expect to be able to take advantage of the periodic short windows of opportunity that present themselves in the ethanol commodity marketplace when there is profitable margin to capture between the cost of corn and the price of ethanol.  In 2011, other ethanol producers have proven profitable in the marketplace by performing the risk management programs that we will now be able to put into place. Of course, there is no assurance that the marketplace will provide similar opportunities or that we will actually generate profits in the future, but we are now in a position to do so if the opportunities present themselves.

Competition

We believe that the competition in the ethanol market will continue to increase in the near term due to the refitting of plants, reopening of idled plants, and the competitive dynamics of the fuel industry.  Consolidation and recapitalization continue to occur within the ethanol industry; and companies are now emerging with more liquidity and less debt.  We believe the increased capacity, and current competitive dynamics of the fuels market, will help ethanol prices remain steady to slightly higher in the near term.

 Application of Critical Accounting Estimates

 Management uses estimates and assumptions in preparing these financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We use estimates and assumptions in accounting for the following significant matters, among others: the allowance for doubtful accounts, useful lives of property and equipment, the valuation of long-lived asset impairments including the assumptions used to estimate future cash flows, the ability to raise capital, and the ability to comply with certain provisions within the Loan Agreements. Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.  The following paragraph discusses the most significant estimating process in our financial statements.

 Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In accordance with the our policy for evaluating impairment of long-lived assets, we have estimated that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2012; therefore no impairment loss was recognized.  In determining the projected future undiscounted cash flows, we made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand for ethanol in relation to production and supply capacity.  Changes in the estimated future prices of corn and ethanol used within the analysis can have a significant effect on the determination of impairment given the sensitivity of the analysis.  In addition to the impairment analysis performed, we believe that the following factors also indicate that no impairment of long-lived assets has occurred.  First, our short time in operation under distress from construction delays, equipment failures and startup complications provides inadequate cost history to assess with reasonable levels of certainty what the cost structure will be going forward.  Second, the economic structure of the distillers grain markets has been excessively volatile throughout initial plant operations.  The cash flow to be generated from sales of distillers grains is a critical requirement for us to generate future profitability.  Third, the economic recession in the U.S. during the entire startup and operation of the plant further complicated the measurement of our ability to generate future cash flows that are required to document material impairment to the carrying value of our plant assets.  In the impairment analysis, we assumed (i) future distillers grain revenue will be 16% of gross revenue,  (ii) future corn costs will be 88% of ethanol revenue, and (iii) these relationships drive EBIDTA estimates for 2012 of 7.5% of gross revenues.  If we fail to realize these economic improvements, it is likely in the future that asset values will need to be adjusted to reflect impaired value because we would be unable to realize future cash flows sufficient to recover those values.

Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, results of operations or liquidity. The Company is a party to the AMA with Tenaska pursuant to which we receive a processing fee based on a crush margin calculation. Under the terms of the AMA, we could potentially be required to reimburse Tenaska in an event an over-payment of the processing fee has been made to the Company that was based on an estimated crush margin calculation. However, we estimate the crush margin and determine an approximate processing fee before committing to Tenaska that we will produce ethanol during a particular period of time or a series of shipments, and we can choose to temporarily cease operations rather than continuing to operate.  See more information regarding the AMA above under the sections above entitled “Overview, Status and Recent Developments” within this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our President (our principal executive officer), Jerome Fagerland, along with our Treasurer (our principal financial officer), Timothy Borer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934), as of March 31, 2012.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective.

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

Since the end of 2010, management believed it had resolved all of the operational shortfalls cited in the NOVs; however, we previously disclosed that although we believed we had resolved the matter, it was possible the NDEQ or the Nebraska Office of the Attorney General (the “AG Office”) could assess fines against us as a result of having operated the plant with the equipment before it was operating in compliance.  On January 4, 2012, the Company received a letter from the AG Office relating to the prior NOVs and assessing penalties for such violations and two additional violations for emissions related to a leaky pressure value and uncovered bolt hole and failure to observe and report visible emissions.  We reached an agreement with the AG Office which provided that we pay a penalty of $25,000 in full satisfaction of all of the NDEQ claims.

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

Item 1A. Risk Factors.

 There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2011. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

 None.

 Item 4.  Mine Safety Disclosures

Not Applicable.

 Item 5.  Other Information.

None.

 Item 6.  Exhibits.

10.1 *
Extension to Employment Agreement dated August 3, 2011 by and between NEDAK Ethanol, LLC and Jerome Fagerland (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 24, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Financial Officer.
32.1 **	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Financial Officer.
101.XML	XBRL Instance Document
101.XSD	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Database
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

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

NEDAK ETHANOL, LLC

Date: May 15, 2012	/s/ Jerome Fagerland
Jerome Fagerland, President and General Manager (Principal Executive Officer)

Date: May 15, 2012	/s/ Timothy Borer
Timothy Borer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)